Form 10-Q
period 2008-09-30
BigWest Environmental, Inc.
filed 2008-11-10
CIK 1440280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

Commission File Number 333-152837

BIGWEST ENVIRONMENTAL, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-4627722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

BigWest Environmental, Inc.
1350 W. Horizon Ridge Drive
Suite 1922
Henderson, Nevada 89014
 (702) 301-7333
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☒

10,055,000 shares of Common Stock, par value $0.001, were outstanding on November 10, 2008.

BIGWEST ENVIRONMENTAL, INC.

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

BIGWEST ENVIRONMENTAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2008 and the
Period of February 28, 2008 (Inception) to September 30, 2008

BIGWEST ENVIRONMENTAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2008 and the
Period of February 28, 2008 (Inception) to September 30, 2008

TABLE OF CONTENTS

Page
FINANCIAL STATEMENTS
Balance Sheets as of March 31, 2008 and September 30, 2008	F-1

Statement of Operations for the three and six months ended September 30, 2008 and the period of February 28, 2008 (inception) to September 30, 2008	F-2

Statement of Cash Flows for the six months ended September 30, 2008 and the period of February 28, 2008 (inception) to September 30, 2008	F-3

Notes to Unaudited Financial Statements	F-4-9

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2008	March 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$1,000	$1,000
Prepaid Expenses	7,193	9,590

Total current assets	8,193	10,590

Total assets	$8,193	$10,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$-	$-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,590,000 shares issued and outstanding	10,590	10,590
Additional paid in capital	-	-
Deficit accumulated during the development stage	(2,398)	-
Total stockholders' equity	8,193	10,590

Total liabilities and stockholders' equity	$8,193	$10,590

See accompanying notes to financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statement of Operations (unaudited)

	Three months ended September 30, 2008	Six months ended September 30, 2008	For the period from February 28, 2008 (inception) to September 30, 2008

Revenue	$-	$-	$-

Expenses
Professional fees	2,398	2,398	2,398
Total expenses	2,398	2,398	2,398

Net loss	$(2,398)	$(2,398)	$(2,398)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,590,000	10,590,000

See accompanying notes to financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Six months ended September 30, 2008	For the period from February 28, 2008 (inception) to September 30, 2008

Cash flows from operating activities
Net loss	$(2,398)	$(2,398)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	8,090
Changes in operating assets and liabilities
Prepaid expenses	2,398	(7,193)
Net cash used in operating activities	-	(1,500)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from sale of stock	-	2,500
Net cash provided by financing activities	-	2,500

Increase in cash	-	1,000

Cash at beginning of period	1,000	-

Cash at end of period	$1,000	$1,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 890,000 shares of common stock for professional and consulting services	$-	$8,090

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended September 30, 2008 and the
Period from February 28, 2008 (Inception) to September 30, 2008

A summary of significant accounting policies of BigWest Environmental, Inc. (A Development Stage Enterprise) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.”

NOTE 1 - NATURE OF BUSINESS

Development Stage Enterprise

BigWest Environmental, Inc. (the "Company"), a development stage enterprise, was incorporated in the State of Nevada on February 28, 2008. BigWest Environmental is currently focusing on commercializing a selection of targeted solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power generation. As of the date of this prospectus, we have generated no revenues from operations.  We intend to enter into supply agreement(s) with manufacturers of solar electric power products and technologies which directly convert sunlight into electricity. We are seeking solar cells that have a high conversion efficiency and offer these products to the mass market along with the installation of same.

We will then offer the solar power products including solar cells, solar panels and inverters which convert sunlight to electricity compatible with the utility network.  We intend to focus our sales in regions where government incentives have accelerated solar power adoption.  In addition, we intend to develop and maintain solar parks. The development and maintenance of solar parks requires a significant level of expertise and capital, which we currently do not possess.  We plan to obtain the expertise, either internally or through outsourcing, as well as obtain the capital necessary to complete solar park projects although there is no guarantee that we will be able to acquire such expertise or capital.  If we are unable to acquire or develop such expertise or capital, we will not be able to develop our planned solar park business and may be required to cease operations.  We anticipate that our customers will be utility companies and owners of large commercial property (as buyers of the energy produced from the installation of the solar panels) and owners of residential properties, for both single and multi-family dwellings, as well as residential property developers who would purchase the solar panels and consume the resultant electrical output.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended September 30, 2008 and the
Period from February 28, 2008 (Inception) to September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company Year End

The Company has elected to have a March 31st year-end.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At of September 30, 2008, the Company did not have any deposits in excess of insured amounts.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5 - 7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2008.

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended September 30, 2008 and the
Period from February 28, 2008 (Inception) to September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage.

Advertising Costs

Advertising and promotions costs are expensed as incurred.  The Company incurred no such expenses since inception.

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended September 30, 2008 and the
Period from February 28, 2008 (Inception) to September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Recent Accounting Pronouncements (continued)

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labelled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended September 30, 2008 and the
Period from February 28, 2008 (Inception) to September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Recent Accounting Pronouncements (continued)

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Share Based Payments

In March 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment,” FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

NOTE 3 - STOCKHOLDERS' EQUITY

On February 28, 2008 the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock.

On February 29, 2008, the Company issued 10,000,000 shares of stock to its sole officer and director for cash of $2,500. In addition, the Company issued on the same day, 100,000 shares of its common stock to Jameson Capital, LLC for $1,000 in services to be rendered and 490,000 shares of its common stock to Centurion Capital Funding, LLC for $7,090 in services to be rendered.

 BigWest relied in Section 4(2) of the Securities Act as its exemption from registration when it issued the shares of common stock to Mr. Rossana, Jameson Capital and Centurion Capital Management. All the initial shareholders agreed to hold the shares for investment purposes only and to transfer such shares only in a registered offering or in reliance upon an exemption therefrom.

 NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company yet to recognize any revenues or significant expenses. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company's ability to continue as a going concern.

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended September 30, 2008 and the
Period from February 28, 2008 (Inception) to September 30, 2008

. NOTE 4 - GOING CONCERN (continued)

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's service development efforts. Management's plans include marketing of their services and establishment of key management personnel to support the business plan. With the business plan being followed, Management believes along with working capital being raised that the operations and sales will make the Company a viable entity over the next twelve months.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 - NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Ten Million Five Hundred Ninety Thousand (10,590,000) outstanding in three and six months ended September 30, 2008.

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2008, deferred tax assets consist of the following:

2008
Net operating loss carry forward	$2,398
Valuation allowance	(2,398)
Net deferred tax asset	$-

At September 30, 2008, the Company had an accumulated deficit of $2,398 incurred during the development stage to offset future taxable income.   The Company will establish valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

General

BigWest Environmental, Inc. (the “Company”) is a development stage company that was incorporated on February 28, 2008, in the state of Nevada. The Company intends to enter into the sale and distribution of solar pv panels. And, when financing becomes available, the Company plans to build and operate solar power generation parks. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, BigWest Environmental has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is June 30th.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of September 30, 2008, we have $1,000 of cash available.  We have no current liabilities..  From the date of inception (February 28, 2008) to September 30, 2008 the Company has recorded a net loss of $2,398 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1on Auguse 7, 2008, which was deemed effective on August 15, 2008.  As of the date of this Form 10-Q report, the Company had sold no shares of common stock from this offering, however, since September 30, 2008, the Company has sold 55,000 shares of common stock to the public with total proceeds raised of $2,750.  These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

In addition, over the course of the next 90 to 120 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).  Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation.  To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

1

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Rossana and the Company does not anticipate hiring any additional employees within the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

2

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6.                      Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Frank Rossana pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigWest Environmental, Inc.

Date: November 10,2008	By:	/s/Frank Rossana
Frank Rossana
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 10, 2008	By:	/s/Frank Rossana
Frank Rossana
President and Chief Executive Officer

3