Form 10-Q
period 2008-12-31
BigWest Environmental, Inc.
filed 2009-02-17
CIK 1440280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008
Commission File Number:  333- 152837

BIGWEST ENVIRONMENTAL, Inc.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	8741	36- 4627722
State of Incorporation	Primary Standard Industrial Employer Classification Code Number #	I.R.S. Identification No.

1350 W. Horizon Ridge Drive
Suite 1922
Henderson, Nevada 89014
 Phone (702) 301-7333
(Address and Telephone Number of Issuer's Principal Executive Offices)

Frank Rossana
President and Chief Executive Officer
1350 W. Horizon Ridge Drive
Suite 1922
Henderson, Nevada 89014
Phone (702) 301-7333
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒        No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES     NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of February 13, 2009, the registrant had 11,019,500 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1.	Balance Sheets as of December 31, 2008 and March 31, 208	F1

	Statements of Operations for the three and nine months ended December 31, 2008 and the period of February 28, 2008 (inception) to December 31, 2008	F2

	Statements of Cash Flows for the nine months ended December 31, 2008 and the period of February 28, 2008 (inception) to December 31, 2008	F3

	Notes to Unaudited Financial Statements	F4

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibit and Reports on Form 8-K	16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

BIGWEST ENVIRONMENTAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and the
Period of February 28, 2008 (Inception) to December 31, 2008

BIGWEST ENVIRONMENTAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and the
Period of February 28, 2008 (Inception) to December 31, 2008

TABLE OF CONTENTS

Page(s)
Balance Sheets as of December 31, 2008 and March 31, 208	F1

Statements of Operations for the three and nine months ended December 31, 2008 and the period of February 28, 2008 (inception) to December 31, 2008	F2

Statements of Cash Flows for the nine months ended December 31, 2008 and the period of February 28, 2008 (inception) to December 31, 2008	F3

Notes to Unaudited Financial Statements	F4 - F9

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31, 2008	March 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$2,644	$1,000
Prepaid Expenses	4,795	9,590

Total current assets	7,439	10,590

Total assets	$7,439	$10,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,200	$-
Total current liabilities	3,200	-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,977,000 and 10,590,000 shares issued and outstanding at December 31, 2008 and March 31, 2008	10,977	10,590
Additional paid in capital	18,963	-
Deficit accumulated during the development stage	(25,701)	-
Total stockholders' equity	4,239	10,590

Total liabilities and stockholders' equity	$7,439	$10,590

See accompanying notes to financial statements

F1

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statements of Operations (unaudited)

	Three months ended December 31, 2008	Nine months ended December 31, 2008	For the period from February 28, 2008 (inception) to December 31, 2008

Revenue	$-	$-	$-

Expenses
Professional fees	22,397	24,795	24,795
Other general and administrative	906	906	906
Total expenses	23,303	25,701	25,701

Net loss	$(23,303)	$(25,701)	$(25,701)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,748,641	10,643,073

 See accompanying notes to financial statements

F2

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Nine months ended December 31, 2008	For the period from February 28, 2008 (inception) to December 31, 2008

Cash flows from operating activities
Net loss	$(25,701)	$(25,701)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	8,090
Changes in operating assets and liabilities
Prepaid expenses	4,795	(4,795)
Accounts payable	3,200	3,200
Net cash used in operating activities	(17,706)	(19,206)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from sale of stock	19,350	21,850
Net cash provided by financing activities	19,350	21,850

Increase in cash	1,644	2,644

Cash at beginning of period	1,000	-

Cash at end of period	$2,644	$2,644

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 890,000 shares of common stock for professional and consulting services	$-	$8,090

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

F3

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended December 31, 2008 and the
Period from February 28, 2008 (Inception) to December 31, 2008

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

F4

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended December 31, 2008 and the
Period from February 28, 2008 (Inception) to December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company Year End

The Company has elected to have a March 31st year-end.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. At of December 31, 2008, the Company did not have any deposits in excess of insured amounts.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method. The Company did not own and depreciable assets as of December 31, 2008 or March 31, 2008.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2008.

F5

 BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended December 31, 2008 and the
Period from February 28, 2008 (Inception) to December 31, 2008

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

F6

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended December 31, 2008 and the
Period from February 28, 2008 (Inception) to December 31, 2008

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

F7

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended December 31, 2008 and the
Period from February 28, 2008 (Inception) to December 31, 2008

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

During the nine months ended December 31, 2008, the Company issued a total of 387,000 at $.05 per share for a total cash consideration of $19,350.

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

F8

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended December 31, 2008 and the
Period from February 28, 2008 (Inception) to December 31, 2008

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

NOTE 5 - NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock for the three and nine month periods presented.

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

At December 31, deferred tax assets consist of the following:

2008
Net operating loss carry forward	$25,701
Valuation allowance	(25,701)
Net deferred tax asset	$-

At December 31, 2008, the Company had an accumulated deficit of $25,701 incurred during the development stage to offset future taxable income.   The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

F9

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission.

Company History

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

Business Development

To date, our business activities have been limited to organizational matters, researching areas to be developed within the state of New Mexico, the preparation and filing of our registration statement, which was deemed effective by the Securities and Exchange Commission (“SEC”) on August 15, 2008 maintaining our reporting company status with the SEC and raising proceeds from our offering.

We plan over the course of the next six months to focus on a targeted group of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production. To date, we have generated no revenues from operations.  We intend to enter into supply agreement(s) with manufacturers of solar electric power products and utilize technologies which directly convert sunlight into electricity. We are seeking solar cells that are efficient and cost effective.

Liquidity and Capital Resources

As of December 31, 2008, we have $7,439 of cash available.  We have current liabilities of $3,200.  From the date of inception (February 28, 2008) to December 31 , 2008 the Company has recorded a net loss of $25,701 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We have not generated any revenues to date and as of December 31, 2008 we have sold approximately 387,000 common shares from our 4,000,000 direct offering of common stock at $0.05 per share pursuant to our registered offering.

We require immediate additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. If we cannot secure additional funds our business will fail and any investment made into the Company would be lost in its entirety.

To date there is no public market for the Company’s common stock.  Management’s present objective is to focus efforts on raising funds through its registered offering and then obtaining quotation of the Company’s common stock on the Over-The-Counter Bulletin Board (OTCBB.)  There can be no guarantee or assurance that they will be successful in raising any funds at all; or obtaining a quotation of the common stock on the OTCBB.  Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

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

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

We currently have two employees, including our President.  We do not intend to hire any employees for the next 6 months.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, being Frank Rossana. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended December 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in registration statement filed on Form S-1 with the SEC on August 7, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31	Section 302 Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigWest Environmental, Inc.

Dated: February 13, 2009	/s/ Frank Rossana
Frank Rossana
Chief Executive Officer and Chief Financial Officer