Form 10-Q
period 2009-05-14
BigWest Environmental, Inc.
filed 2009-05-14
CIK 1440280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
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
(Do not check if a smaller reporting company)

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May _____, 2009, the registrant had 11,021,500 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

BIGWEST ENVIRONMENTAL, Inc.
INDEX

PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1.	Balance Sheets as of December 31, 2008 and March 31, 208	F1

	Statements of Operations for the three and nine months ended December 31, 2008 and the period of February 28, 2008 (inception) to December 31, 2008	F2

	Statements of Cash Flows for the nine months ended December 31, 2008 and the period of February 28, 2008 (inception) to December 31, 2008	F3

	Notes to Unaudited Financial Statements	F4

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations.	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibit and Reports on Form 8-K	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

BIGWEST ENVIRONMENTAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2009, the Period of February 28, 2008 (Inception) to
March 31, 2008, and the Period of February 28, 2008 (Inception) to March 31, 2009

BIGWEST ENVIRONMENTAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2009, the Period of February 28, 2008 (Inception) to
March 31, 2008, and the Period of February 28, 2008 (Inception) to March 31, 2009

TABLE OF CONTENTS

Page(s)
Balance Sheets as of March 31, 2009 and 2008	F-1

Statements of Operations for the three and nine months ended March 31, 2009, the period of February 28, 2008 (inception) to March 31, 2008 and the period of February 28, 2008 (inception) to March 31, 2009
F-2

Statements of Cash Flows for the nine months ended March 31, 2009, the period of February 28, 2008 (inception) to March 31, 2008 and the period of February 28, 2008 (inception) to March 31, 2009	F-3

Notes to Unaudited Financial Statements	F-4-5

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2009	June 30, 2008

	(Unaudited)
ASSETS

Current assets
Cash	$169	$1,000
Prepaid Expenses	2,398	9,590

Total current assets	2,567	10,590

Total assets	$2,567	$10,590

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$3,450	$-
Total current liabilities	3,450	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 11,021,500 and 10,590,000 shares issued and outstanding at March 31, 2009 and June 30, 2008	11,021	10,590
Additional paid in capital	21,294	-
Deficit accumulated during the development stage	(33,198)	-
Total stockholders' (deficit) equity	(883)	10,590

Total liabilities and stockholders' (deficit) equity	$2,567	$10,590

See accompanying notes to financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statements of Operations

	Three months ended March 31, 2009	From February 28, 2008 (inception) to March 31, 2008	Nine months ended March 31, 2009	From February 28, 2008 (inception) to March 31, 2008	From February 28, 2008 (inception) to March 31, 2009

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	9,896	-	32,293	-	32,293
Other general and administrative	-	-	906	-	906
Total expenses	9,896	-	33,199	-	33,199

Net loss	$(9,896)	$-	$(33,199)	$-	$(33,199)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,918,700	10,504,597	$10,767,573	10,504,597

See accompanying notes to financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine months ended March 31, 2009	For the period from February 28, 2008 (inception) to March 31, 2008	For the period from February 28, 2008 (inception) to March 31, 2009

Cash flows from operating activities
Net loss	$(33,198)	$-	$(33,198)
Changes in operating assets and liabilities
Prepaid expenses	7,192	(9,590)	(2,398)
Accounts payable	3,450	-	3,450
Net cash used in operating activities	(22,556)	(9,590)	(32,146)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Common stock issued for services	-	8,090	8,090
Proceeds from sale of stock	21,725	2,500	24,225
Net cash provided by financing activities	21,725	10,590	32,315

Net change in cash	(831)	1,000	169

Cash at beginning of period	1,000	-	-

Cash at end of period	$169	$1,000	$169

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 890,000 shares of common stock for professional and consulting services	$-	$8,090	$8,090

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended March 31, 2009, the Period of February 28, 2008 (Inception)
 to March 31, 2008 and the Period of February 28, 2008 (Inception) to March 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements as reported in Form S-1 filed with the SEC on August 7, 2008.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended March 31, 2009, the Period of February 28, 2008 (Inception)
 to March 31, 2008 and the Period of February 28, 2008 (Inception) to March 31, 2009

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Liquidity and Capital Resources

As of March 31, 2009, we have $169 of cash available.  We have current liabilities of $3,450.  From the date of inception (February 28, 2008) to March 31 , 2009 the Company has recorded a net loss of $33,198 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We have not generated any revenues to date and as of March 31, 2009 we have sold approximately 431,500 common shares from our 4,000,000 direct offering of common stock at $0.05 per share pursuant to our registered offering.

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

As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended March 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigWest Environmental, Inc.

Dated: May 14, 2009	/s/ Frank Rossana
Frank Rossana
Chief Executive Officer and Chief Financial Officer