Form 10-K
period 2009-06-30
BigWest Environmental, Inc.
filed 2009-11-12
CIK 1440280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

Commission File Number: 333-152837

_______________________________

BIGWEST ENVIRONMENTAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	36-4627722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BigWest Environmental, Inc.

1350 W. Horizon Ridge Drive

Suite 1922

Henderson, Nevada 89014

 (702) 301-7333

 (Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes      .  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  X .  No      .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X .  No      .

The aggregate market value of the registrant’s $0.001 par value common equity held by non-affiliates of the registrant was $152,791; this is based upon the last trade of the common stock at $0.25 on January 21, 2009. The Registrant had outstanding 541,167 shares of Common Stock.

As of November 10, 2009 there were 11,021,500 common shares par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference: registration statement and exhibits thereto filed on Form SB-2 October 16, 2007 are incorporated by reference within Part I and Part II herein.

INDEX

BIGWEST ENVIRONMENTAL, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "BigWest Environmental "we," "our," “BIGW,” and "us" refer to BigWest Environmental, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by BIGW with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by BIGW with the SEC may also be obtained from BIGW by directing a request to BigWest Environmental, Inc., Attention: Ronald Davis 4412 8th Street SW, Vero Beach, Florida 32968.

ITEM 1. BUSINESS.

General

BigWest Environmental, Inc. is a development stage company that was incorporated on February 28, 2008, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, BigWest Environmental has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is June 30th. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Description of Business

Since inception the Company has not begun any revenue generating operations and activities have been limited to raising proceeds through the sale of our common stock via our registered offering that was filed on Form SB-2 August 8, 2008, maintaining the requirements of a reporting company as defined under the Exchange Act of 1934, and researching potential markets to launch our business.

We currently have minimal funds available and in order to continue as a going concern we must raise additional proceeds. We estimate that we will need $25,000 in order to cover our costs associated with maintaining our status as a reporting company. We will likely be required to borrow proceeds from a shareholder in order to pay expenses associated with filing this report. We cannot provide any guarantee will be successful in securing adequate proceeds in the future and failure to do so would result in a complete loss of any investment made into the Company.

If and when we secure additional financing, we plan to enter into the ownership and operation of beauty and personal care salons providing hair cutting, styling, perms, coloring, nails, tanning and day spa services. BigWest Environmental intends to establish itself as a one stop shop specializing in services that will be attractive to today’s busy working adults, with prices and operating hours that will accommodate their busy schedules. The Company intends to identify a range of services most in demand within its marketing area and maintain operating hours that will meet the needs of working couples. BigWest Environmental will source much of the spa products to be used, such as lotions, shampoos, rinses, towels, slippers and apparel in France, Italy and China. Once the Company has selected a range of apparel and products and negotiated pricing, we plan to purchase a small quantity in order to make inventory available to stock the first location. We cannot provide any assurance that we will ever begin operations and failure to do so would result in a complete loss of any investment made into the Company.

BigWest Environmental has not conducted any product research and development since inception. There was no purchase or sale of any plant and or significant equipment. We have no patents, trademarks licenses, or labor contracts. We currently are not aware of any governmental approval required to conduct our business.

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol “BIGW”. As of the date of this report there has been minimal trading of our common stock. The Company cannot provide any guarantee or assurance a liquid market will ever develop for the common stock in the future. If such a market is not developed shareholders would not be able to sell their shares.

Other than Frank Rossana (officer and director) there are no other employees. Currently Mr. Davis is donating his time to the development of the Company. There is no employment agreement by and between us and Mr. Rossana

ITEM 1A. RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

We currently do not have adequate funds to cover the costs associated with maintaining our status as a Reporting Company.

The Company currently has approximately $9 of cash available. This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $25,000 for fiscal year 2009. If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board. This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements on our financial statements.

During the auditing process for the 2009 annual report; the Company discovered inconsistencies within its quarterly reports for the first, second and third quarters of 2008. The Company believes this was due to the lack of internal control over the financial reporting for these periods.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on February 28, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of June 30, 2009 our net loss since inception is $81,606. Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders.

 This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

Because there is currently a limited public trading market for our common stock, you may not be able to resell your stock.

Although our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) the market is limited. If a market does not develop there would be no central place, such as stock exchange or electronic trading system to resell your shares.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended June 30, 2009. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of June 30, 2009. The identified material weaknesses did not result in material audit adjustments to our 2009 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor’s report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely effected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS.

BigWest Environmental is not currently a party to any legal proceedings. BigWest’s agent for service of process in Nevada is: Genesis Corporate Development, LLC, 1500 Cliff Branch Drive, Henderson, Nevada 89040.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol BIGW. The stock trades are limited and sporadically; there is no established public trading market for our common stock. In 2009 our stock did not trade to any significant degree. As of the date of this report the common stock has traded at $0.20. As of the date of this report there are approximately 45 shareholders of our common stock.

We did not declare or pay dividends during the Fiscal Year 2009 and do not anticipate declaring or paying dividends in fiscal year 2010.

We had no equity compensation plan in 2008.

ITEM 6. SELECTED FINANCIAL DATA.

Summary of Financial Data

	As of June 30, 2009

Revenues		$0

Operating Expenses	$	()

Earnings (Loss)		$(26,506)

Total Assets		$9

Liabilities		$33,450

Shareholders’ Equity		$(33,441)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of BigWest Environmental, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2009. As of June 30, 2009 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. At the end of fiscal year 2009 we had $9 of cash on hand and available we had liabilities of $33,450. We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees. We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2010). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues. Since incorporation we have incurred a loss of $81,606.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

 ITEM 8 .FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

On November, 12, 2009, the Company filed on a Form 8-K information disclosing the change of accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of BigWest Environmental, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Frank Rossana. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

BigWest Environmental will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, BigWest Environmental will enhance and test our year-end financial close process. Additionally, BigWest Environmental’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

During the auditing process for the 2009 annual report; the Company discovered inconsistencies within its quarterly reports for the first, second and third quarters of 2008. The Company believes this was due to the lack of internal control over the financial reporting for these periods.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of June 30, 2009 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• BigWest Environmental will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BigWest Environmental, Inc.’s executive officer and director and his respective age as of December 31, 2008 are as follows:

Directors:

Name of Director	Age
Nicole Anderson	27	Director and Secretary

Executive Officers:

Name of Officer	Age	Office
Frank Rossana	30	President, Chief Financial Officer, and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

Frank Rossana, President and Director, Age 30; In 1996, Mr. Rossana received his Environmental Protection Agency License from Quality Technical Institute in Las Vegas, Nevada. This license certifies Mr. Rossana to work with and certify the work of others to work with the gas and coolants that are used in heating and air conditioning equipment. In 1997 he received his Diesel Technician Certification at the Las Vegas Area Trade Center. From 1997 until 2000 he worked as a diesel mechanic at Fletcher Jones Toyota in Las Vegas, Nevada. In 2000 he joined the Carpenter Apprentice Union, Local 1977 and became a journeyman carpenter and welder. From 2000 until 2006, he worked as a journeyman carpenter. In 2006, he joined Cal-Air HVAC in Las Vegas where he has worked until present as a Heating and Air Conditioning Technician.

Mr. Rossana has a broad knowledge in the areas of construction and welding as well as heating and air conditioning. These skills will help the company hire and contract with professional installers that will build and install our solar units.

Nicole C. Anderson, Secretary and Director, Age 27; Ms. Anderson was a productive Sale/Customer Service representative with Sprint PCS in Las Vegas Nevada from 2000 to 2003. In 2003, she took a position as Senior Sales Associate with Cingular Wireless in Henderson, Nevada and in 2006, she went to work with Verizon Wireless in Las Vegas as a Retail Sales Representative and became the Assistant Manager of her branch office the same year, a position she holds today.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We have not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officers. Our Code of Ethics is filed as an Exhibit to this Annual Report, Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Frank Rossana	2008	0	0	0	0	0	0	0
Director, Officer	2009	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended June 30, 2009. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended June 30, 2009. No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended June 30, 2009. We have also not granted any stock options to the executive officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the names and addresses of each person known to BigWest Environmental to own more than 5% of the outstanding common stock as of June 30, 2009, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	*Frank Rossana 1350 W. Horizon Ridge Drive Suite 1922 Henderson, Nevada	10,590,000 shares	96.09%

*officer and director of the Company

The percent of class is based on 11,021,500 shares of common stock issued and outstanding as of June 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2009, Genesis Corporate Development, LLC (owned 100% by Ronald Davis, beneficial owner of 590,000 shares of BigWest Environmental, Inc's. common stock) provided compliance consulting services pursuant to a contract by and between BigWest and Heartland. The contract included compensation to Heartland in the amount of $20,000 for consulting services provided in both 2008 and 2009.

Other than the above consulting agreement there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The sole Officer and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of June 30, 2009 the Company has incurred accounting expenses of approximately $9,500 which includes bookkeeping and auditing services. There were no other audit related services or tax fees incurred.

The Blackwing Group resigned as auditors for the company and the Board of Directors elected to retain Sam Kan, CPA to perform all future audit and review work for the Company. There were no disagreements between the Company and the Company. When resigning, Blackwing stated that

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

The following documents have been filed as a part of this Annual Report on Form 10-K.

1.

See below as part of this filing

2.

Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.

Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on October 16, 2007.
3.2	By-Laws are incorporated herein by reference to Form SB-2, filed on October 16, 2007.
31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGWEST ENVIRONMENTAL, INC.

By:	/s/ Frank Rossana
Frank Rosanna
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Director

Date: November 12, 2009

By:	/s/ Nicole Anderson
Nicole Anderson Secretary/Director

BIGWEST ENVIRONMENTAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2008, and the Period of February 28, 2008 (Inception) to June 30, 2009

BIGWEST ENVIRONMENTAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2008, and the Period of February 28, 2008 (Inception) to June 30, 2009

BigWest Environmental, Inc. (A Development Stage Enterprise)

1350 W. Horizon Ridge Drive

Suite 1922

Henderson, Nevada 89014

We have audited the accompanying balance sheets of BigWest Environmental, Inc. (A Development Stage Enterprise) as of June 30, 2009 and June 30, 2008, and the related statements of income and changes in member’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of BigWest Environmental, Inc. (A Development Stage Enterprise) as of June 30, 2009 and June 30, 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company

Alameda, CA

November 11, 2009

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Balance Sheets

	June 30,
	2009	2008
ASSETS

Current assets
Cash	$9	$100
Prepaid Expenses	-	9,590
Total current assets	9	9,690

Total assets	$9	$9,690

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$33,450	$54,200
Total current liabilities	33,450	54,200

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 11,341,500 and 10,590,000 shares issued and outstanding at June 30, 2008 and 2009	11,342	10,590
Additional paid in capital	36,823	-
Deficit accumulated during the development stage	(81,606)	(55,100)
Total stockholders' deficit	(33,441)	(44,510)

Total liabilities and stockholders' deficit	$9	$9,690

See accompanying notes to financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statement of Operations

	Year Ended June 30, 2009	For the period from February 28, 2008 (inception) to June 30, 2008	For the period from February 28, 2008 (inception) to June 30, 2009

Revenue	$-	$-	$-

Expenses
General and administrative	116	900	1,016
Professional fees	26,390	54,200	80,590
Total expenses	26,506	55,100	81,606

Net loss	$(26,506)	$(55,100)	$(81,606)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,882,919	10,504,597

See accompanying notes to financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, February 28, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	10,000,000	10,000	(7,500)	-	2,500
Common stock issued for services	590,000	590	7,500	-	8,090
Net loss, period ended June 30, 2008	-	-	-	(55,100)	(55,100)
Balance, June 30, 2008	10,590,000	10,590	-	(55,100)	(44,510)

Common stock issued for cash	751,500	752	36,823	-	37,575
Net loss, year ended June 30, 2009	-	-	-	(26,506)	(26,506)
Balance, June 30, 2009	11,341,500	$11,342	$36,823	$(81,606)	$(33,441)

See accompanying notes to financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year Ended June 30, 2009	For the period from February 28, 2008 (inception) to June 30, 2008	For the period from February 28, 2008 (inception) to June 30, 2009

Cash flows from operating activities
Net loss	$(26,506)	$(55,100)	$(81,606)
Changes in operating assets and liabilities
Prepaid expenses	9,590	(9,590)	-
Accounts payable	(20,750)	54,200	33,450
Net cash used in operating activities	(37,666)	(10,490)	(48,156)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Common stock issued for services	-	8,090	8,090
Proceeds from sale of stock	37,575	2,500	40,075
Net cash provided by financing activities	37,575	10,590	48,165

Net change in cash	(91)	100	9

Cash at beginning of period	100	-	-

Cash at end of period	$9	$100	$9

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 590,000 shares of common stock for professional and consulting services	$-	$8,090	$8,090

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BIGWEST ENVIRONMENTAL, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2008, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 1 – Nature of Business

BigWest Environmental, Inc. (the "Company"), a development stage enterprise, was incorporated in the State of Nevada on February 28, 2008. The Company is currently focusing on commercializing a selection of targeted solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power generation. As of the date of this prospectus, we have generated no revenues from operations. We intend to enter into supply agreement(s) with manufacturers of solar electric power products and technologies which directly convert sunlight into electricity. We are seeking solar cells that have a high conversion efficiency and offer these products to the mass market along with the installation of same.

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

The Company has elected a fiscal year end of June 30.

Note 2 – Summary of Significant Accounting Policies

Development Stage Enterprise

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Cash

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2009 and 2008, the Company had $9 and $1,000 in cash, respectively.

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

BIGWEST ENVIRONMENTAL, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2008, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are

Estimated Useful Lives
Furniture and Fixtures	5 - 10 years
Computer Equipment	3- 5 years
Vehicles	5 -10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method. At June 30, 2009 and 2008, the Company had no property and equipment.

Advertising Costs

Advertising and promotion costs are expensed as incurred. The Company incurred no such expenses since inception.

Recent Accounting Pronouncements

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company’s financial reporting at this time.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

BIGWEST ENVIRONMENTAL, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2008, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In March of 2008 FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary. The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent. The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income. When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value. Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment. The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008. It cannot be adopted earlier but, once adopted, is to be applied retroactively. This pronouncement has no effect on this Company’s financial reporting at this time.

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. SFAS No. 141R has no effect on the Company’s financial reporting.

Note 3 – Stockholders’ Equity

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

During the year ended June 30, 2009, the Company issued a total of 751,500 at $.05 per share for a total cash consideration of $37,575 pursuant to its S-1 registration statement filed with the SEC on August 7, 2008.

There were 10,590,000 and 11,341,500 common shares issued and outstanding at June 30, 2008 and 2009.

BIGWEST ENVIRONMENTAL, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2008, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 4 – Going Concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred little activity since inception other than the issuance of stock for cash and services and professional fees. The Company is currently in the development stage, and there is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's service development efforts. Management's plans include the marketing of their services and establishment of key management personnel to support the business plan.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Note 5 – Net Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of June 30, 2009 or 2008.

Note 6 – Provision for Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2009, the Company had accumulated deficits during the development stage of $81,606 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of the deferred tax assets approximating $28,562 due to the uncertainty of the utilization of the operating losses in future periods.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on April 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not filed a tax return for the period ended June 30, 2008. We believe there is a remote chance of a penalty being assessed as there is no tax due. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended June 30, 2009 and the period of February 28, 2008 (inception) to June 30, 2008, the Company recognized no interest and penalties. The Company had no accruals for tax related interest and penalties at June 30, 2009 and 2008.

Note 7 – Related Part Transactions

The Company has engaged the services of Genesis Corporate Development (“Genesis”) as a consultant in assisting the Company obtain and retain its listing on a national stock exchange. As of the date of the auditor’s report, the director of Genesis either directly or indirectly owned more than 5% or our common stock outstanding. For the years ended June 30, 2008 and 2009, we incurred fees of $54,200 and $24,390 for services performed by Genesis. Further, there was a balance payable to Genesis of $54,200 and $33,450 as of June 30, 2008 and 2009.

The Company has also authorized the director of Genesis to sign checks on behalf of the Company.

BIGWEST ENVIRONMENTAL, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2008, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 8 – Subsequent Events

No events have occurred subsequent to the balance sheet date that would require disclosure herein.

Note 9 – Restated Financial Statements

These financial statements contain a restated balance sheet as of June 30, 2008 and restated statement of operations, statement of changes in stockholders’ deficit and statement of cash flows for the period then ended. The restatement comes as the result of audit findings and has the following impact on the balance sheet:

	Originally Reported	Restated	Increase (Decrease)
Cash	$1,000	$100	$(900)
Prepaid expenses	9,590	9,590	-
Accounts payable	-	54,200	54,200
Common stock	10,590	10,590	-
Additional paid in capital	-	-	-
Accumulated deficit	-	(55,100)	(55,100)

This results in accounts payable and net less as of June 30, 2008 and the period then ended originally being understated by $54,200 and $55,100 respectively.