Form 10-Q
period 2009-09-30
BigWest Environmental, Inc.
filed 2009-11-20
CIK 1440280

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 19, 2009, the registrant had 11,021,500 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited- Prepared by Management)

BIGWEST ENVIRONMENTAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three Months Ended September 30, 2009 and 2008, and the

Period of February 28, 2008 (Inception) to September 30, 2009

BIGWEST ENVIRONMENTAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three Months Ended September 30, 2009 and 2008, and the

Period of February 28, 2008 (Inception) to  September 30, 2009

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Balance Sheets
	September 30, 2009	June 30, 2009
	(unaudited)
ASSETS

Current assets
Cash	$9	$9
Total current assets	9	9

Total assets	$9	$9

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$31,900	$33,450
Related party payable	250	-
Total current liabilities	32,150	33,450

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 11,441,500 and 11,441,500 issued and outstanding at September 30 and June 30, 2009	11,442	11,342
Additional paid in capital	41,723	36,823
Deficit accumulated during the development stage	(85,306)	(81,606)
Total stockholders' deficit	(32,141)	(33,441)

Total liabilities and stockholders' deficit	$9	$9

See accompanying notes to unaudited financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statements of Operations (unaudited)
	Three months ended September 30,		For the period from February 28, 2008 (inception) to September 30, 2009

	2009	2008

Revenue	$-	$-	$-

Operating expenses
Professional fees	3,700	2,398	84,290
Other general & administrative	-		1,016
Total operating expenses	3,700	2,398	85,306

Net loss	$(3,700)	$(2,398)	$(85,306)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	11,441,500	10,590,000

See accompanying notes to unaudited financial statements

BIGWEST ENVIRONMENTAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)
			For the period from February 28, 2008 (inception) to September 30, 2009

	Three months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(3,700)	$(2,398)	$(85,306)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	5,000		13,090
Changes in operating assets and liabilities:
Prepaid expenses	-	2,398	-
Increase in accounts payable	(1,550)	-	31,900
Net cash used in operating activities	(250)	-	(40,316)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	250	-	250
Proceeds from sale of stock (net of offering costs)	-	-	40,075
Net cash provided by financing activities	250		40,325

Increase in cash	-	-	9

Cash at beginning of period	9	1,000	-

Cash at end of period	$9	$1,000	$9

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$5,000	$-	$13,090

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

BIGWEST ENVIRONMENTAL, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

For the Three and Ended September 30, 2009 and 2008 and the

Period of February 28, 2008 (Inception) to September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June30, 2009 audited financial statements as reported in Form 10-K. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year ended June 30, 2010.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 9, 2009, and determined there are no events to disclose.

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

Liquidity and Capital Resources

As of September 30, 2009, we have $9 of cash available. We have current liabilities of $32,150. From the date of inception (February 28, 2008) to September 30 , 2009 the Company has recorded a net loss of $85,306 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the Securities and Exchange Commission. We have not generated any revenues to date and as of September 30, 2008 we have sold approximately 851,500 common shares from our 4,000,000 direct offering of common stock at $0.05 per share pursuant to our registered offering.

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

To date there is a limited public market for the Company’s common stock. Management’s present objective is to focus efforts on raising funds. There can be no guarantee or assurance that they will be successful in raising any funds at all. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

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

As of September 30, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the quarter ended September 30, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

•

The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

•

The Company has limited segregation of duties which is not consistent with good internal control procedures.

•

The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

•

There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

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

BigWest Environmental, Inc.

Dated: November 18, 2009	/s/ Frank Rossana
Frank Rossana
Chief Executive Officer and Chief Financial Officer