Form 10-Q
period 2009-12-31
Book Merge Technology, Inc.
filed 2010-02-17
CIK 1440280

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

Commission File Number:  333- 152837

Book Merge Technology, Inc.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	3555	36- 4627722
State of Incorporation	Primary Standard Industrial Employer Classification Code Number #	I.R.S. Identification No.

1350 W. Horizon Ridge Drive

Suite 1922

Henderson, Nevada 89014

 Phone (702) 301-7333

(Address and Telephone Number of Issuer's Principal Executive Offices)

BigWest Environmental, Inc.

(Former Name or Former Address, if Changed Since Last Report)

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

Large Accelerated Filer .	Non-Accelerated Filer .
(Do not check if a smaller reporting company)

Accelerated Filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  o  NO xx

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES    X . NO      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of February 16. 2010, the registrant had 11,021,500 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES     .    NO  X .

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

BOOK MERGE TECHNOLOGY, INC.

(F.K.A. BIGWEST ENVIRONMENTAL, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2009 and 2008, and the

Period of February 28, 2008 (Inception) to December 31, 2009

TABLE OF CONTENTS

Page(s)
Balance Sheets as of December 31, 2009 and June 30, 2009	4

Statements of Operations for the three and six moths ended December 31, 2009 and 2008, and the period of February 28, 2008 (inception) to December 31, 2009	5

Statements of Cash Flows for the three and six moths ended December 31, 2009 and 2008, and the period of February 28, 2008 (inception) to December 31, 2009	6

Notes to Unaudited Financial Statements	7 - 8

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Balance Sheets

	December 31, 2009	June 30, 2009

	(unaudited)
ASSETS

Current assets
Cash	$9	$9
Prepaid expenses	2,500	-
Total current assets	2,509	9

Total assets	$2,509	$9

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$28,000	$33,450
Related party payable	15,355	-
Total current liabilities	43,355	33,450

Stockholders' Deficit
Common stock, $.001 par value; 200,000,000 shares authorized, and 11,441,500 issued and outstanding at December 31 and June 30, 2009	11,442	11,342
Additional paid in capital	41,723	36,823
Deficit accumulated during the development stage	(94,011)	(81,606)
Total stockholders' deficit	(40,846)	(33,441)

Total liabilities and stockholders' deficit	$2,509	$9

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Statements of Operations (unaudited)
					For the period from February 28, 2008 (inception) to December 31, 2009

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Professional fees	8,705	22,397	12,405	24,795	92,995
Other general & administrative	-	906	-	906	1,016
Total operating expenses	8,705	23,303	12,405	25,701	94,011

Net loss	$(8,705)	$(23,303)	$(12,405)	$(25,701)	$(94,011)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	11,441,500	10,748,641	11,441,500	10,643,073

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)
			For the period from February 28, 2008 (inception) to December 31, 2009

	Six months ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(12,405)	$(25,701)	$(94,011)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	5,000		13,090
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	4,795	(2,500)
Increase in accounts payable	(5,450)	3,200	28,000
Net cash used in operating activities	(15,355)	(17,706)	(55,421)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	15,355	-	15,355
Proceeds from sale of stock (net of offering costs)	-	19,350	40,075
Net cash provided by financing activities	15,355	19,350	55,430

Increase in cash	-	1,644	9

Cash at beginning of period	9	1,000	-

Cash at end of period	$9	$2,644	$9

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$5,000	$-	$13,090

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.

(F.K.A. BIGWEST ENVIRONMENTAL, INC.)

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2009 and 2008 and the

Period of February 28, 2008 (Inception) to December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June30, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year ended June 30, 2010.

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

BOOK MERGE TECHNOLOGY, INC.

(F.K.A. BIGWEST ENVIRONMENTAL, INC.)

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2009 and 2008 and the

Period of February 28, 2008 (Inception) to December 31, 2009

NOTE 3 – CHANGE IN BUSINESS NAME

On November 23, 2009, the Company changed its name to BookMerg technology, Inc. to better represent its planned future business activities. Additionally, the Company increased its authorized common shares from 75,000,000 to 200,000,000.

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

Company History

BigWest Environmental, Inc. (the “Company”) is a development stage company that was incorporated on February 28, 2008, in the state of Nevada. The Company intended to enter into the sale and distribution of solar pv panels.  The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated. BigWest Environmental has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is June 30th.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Business Development

To date, our business activities have been limited to organizational matters, researching market areas to developed within the state of Nevada, seeking potential investors and evaluating the numerous challenges facing small public companies in this difficult economic environment.

We plan over the course of the next six months to focus on looking at opportunities in technologies that are favorable viewed by the investment community. To date, we have generated no revenues from operations.  We intend to enter into licensing and distribution agreement(s) with companies that utilize technologies which assist public and private university libraries operate more efficiently.

Liquidity and Capital Resources

As of December 31, 2010, we have $9 of cash available.  We have current liabilities of $43,355.  From the date of inception (February 28, 2008) to December 31, 2010 the Company has recorded a net loss of $94,011 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We have not generated any revenues to date and as of December 31, 2010 we have sold approximately 851,500 common shares from our 4,000,000 direct offering of common stock at $0.05 per share pursuant to our registered offering.

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

To date there is a limited public market for the Company’s common stock.  Management’s present objective is to focus efforts on raising funds and seeking new market opportunities.  There can be no guarantee or assurance that they will be successful in raising any funds at all.  Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

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

Employees

We currently have two employees, including our President.  We intend to hire additional employees in the next 6 months.

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

As of December 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended December 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

On November 23, 2009, the Company filed an amendment to its Articles of Incorporation with the state of Nevada to change the name of the Corporation to BookMerge Technology, Inc. In addition, the capital structure of the Company was amended. The Company originally incorporated with 75,000,000 shares authorized. The amended Articles of Incorporation increased the number of authorized shares to 200,000,000 shares.

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

Book Merge Technology, Inc.

Dated: February 16, 2010	/s/ Frank Rossana
Frank Rossana
Chief Executive Officer and Chief Financial Officer