Form 10-Q
period 2010-03-31
Book Merge Technology, Inc.
filed 2010-05-17
CIK 1440280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

Commission File Number:  333- 152837

BookMerge Technology, Inc.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	3555	36- 4627722
State of Incorporation	Primary Standard Industrial Employer Classification Code Number #	I.R.S. Identification No.

1350 W. Horizon Ridge Drive
Suite 1922
Henderson, Nevada 89014
 Phone (828) 702-7687
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
YES ☐   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES ☒     NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 15. 2010, the registrant had 80,080,500  shares of common stock, $0.001 par value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

BOOK MERGE TECHNOLOGY, INC.

(F.K.A. BIGWEST ENVIRONMENTAL, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2010 and 2009, and the
Period of February 28, 2008 (Inception) to March 31, 2010

BOOK MERGE TECHNOLOGY, INC.

(F.K.A. BIGWEST ENVIRONMENTAL, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2010 and 2009, and the
Period of February 28, 2008 (Inception) to March 31, 2010

TABLE OF CONTENTS

Page(s)
Balance Sheets as of March 31, 2010 and June 30, 2009	1

Statements of Operations for the three and nine months ended March 31, 2010 and 2009, and the period of February 28, 2008 (inception) to March 31, 2010	2

Statements of Cash Flows for the nine months ended March 31, 2010 and 2009, and the period of February 28, 2008 (inception) to March 31, 2010	3

Notes to Unaudited Financial Statements	4 - 5

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2010	June 30, 2009

	(unaudited)
ASSETS

Current assets
Cash	$9	$9
Prepaid expenses	-	-
Total current assets	9	9

Total assets	$9	$9

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$28,200	$33,450
Related party payable	16,355	-
Total current liabilities	44,555	33,450

Stockholders' Deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 80,090,500 and 79,390,500 issued and outstanding at March 31, 2010 and June 30, 2009	80,091	79,391
Additional paid in capital	(26,926)	(31,226)
Deficit accumulated during the development stage	(97,711)	(81,606)
Total stockholders' deficit	(44,546)	(33,441)

Total liabilities and stockholders' deficit	$9	$9

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Statements of Operations (unaudited)
					For the period from February 28, 2008 (inception) to March 31, 2010

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses
Professional fees	3,700	9,896	16,105	32,293	96,695
Other general & administrative	-	-	-	906	1,016
Total operating expenses	3,700	9,896	16,105	33,199	97,711

Net loss	$(3,700)	$(9,896)	$(16,105)	$(33,199)	$(97,711)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	80,090,500	76,430,900	80,090,500	75,373,011

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)
			For the period from February 28, 2008 (inception) to March 31, 2010

	Nine months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(16,105)	$(33,199)	$(97,711)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	5,000	-	13,090
Changes in operating assets and liabilities:
Prepaid expenses	-	7,193	-
Accounts payable	(5,250)	3,450	28,200
Net cash used in operating activities	(16,355)	(22,556)	(56,421)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	16,355	-	16,355
Proceeds from sale of stock (net of offering costs)	-	21,725	40,075
Net cash provided by financing activities	16,355	21,725	56,430

Increase in cash	-	(831)	9

Cash at beginning of period	9	1,000	-

Cash at end of period	$9	$169	$9

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$5,000	$-	$13,090

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Nine Months Ended March 31, 2010 and 2009 and the
Period of February 28, 2008 (Inception) to March 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June30, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year ended June 30, 2010.

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

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 15, 2010 and determined there are no events to disclose.

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Nine Months Ended March 31, 2010 and 2009 and the
Period of February 28, 2008 (Inception) to March 31, 2010

NOTE 4 – CHANGE IN BUSINESS NAME

On November 23, 2009, the Company changed its name to Book Merge Technology, Inc. to better represent its planned future business activities. Additionally, the Company increased its authorized common shares from 75,000,000 to 200,000,000.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2010, the Company authorized a 7:1 forward split on its common stock which has been applied retroactively to the financial statements.

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

Company History

BigWest Environmental, Inc. (the “Company”) is a development stage company that was incorporated on February 28, 2008, in the state of Nevada. The Company intended to enter into the sale and distribution of solar panels.  The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated. BigWest Environmental has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is June 30th.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year. The company changed its name to BookMerge Technology Inc, to better describe the market of data collection and specialty display graphics market it is currently developing

Business Development

To date, our business activities have been limited to organizational matters, researching market areas to developed, seeking potential investors and evaluating the numerous challenges facing small public companies in this difficult economic environment.

We have been working over the last several months working on details to launch  new technologies in the data collection and data display that we feel will be favorable viewed by both the Mass Print Media Market and the investment community. To date, we have generated no revenues from operations.  We intend to enter into licensing and distribution agreement(s) with companies that currently have technologies which will assist our goal.

Liquidity and Capital Resources

As of March 31, 2010, we have $9 of cash available.  We have current liabilities of $44,555.  From the date of inception (February 28, 2008) to March 31, 2010 the Company has recorded a net loss of $97,711 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We have not generated any revenues to date and as of March 31, 2010 we have sold approximately 5,960,500 common shares from our 28,000,000 direct offering of common stock at $0.05 per share pursuant to our registered offering.

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

Not Applicable.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, being Wayne Doss. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of March 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended March 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

During the nine months ended March 31, 2010, the Company authorized a 7:1 forward split on its common stock which has been applied retroactively to the financial statements.

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

Book Merge Technology, Inc.

Dated: May 14, 2010	/s/ Wayne Doss
Wayne Doss
Chief Executive Officer and Chief Financial Officer