Form 10-K
period 2010-06-30
Book Merge Technology, Inc.
filed 2010-10-28
CIK 1440280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

Commission File Number: 333-152837
_______________________________

BOOKMERGE TECHNOLOGIES
(Exact name of registrant as specified in its charter)

NEVADA	36-4627722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BookMerge Technologies Inc.
1350 W. Horizon Ridge Drive
Suite 1922
Henderson, Nevada 89014
 (828) 702-7687
 (Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒  No ☐

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

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No  ☐

The aggregate market value of the registrant’s $0.001 par value common equity held by non-affiliates of the registrant was $1,325,859; this is based upon the last trade of the common stock at $0.35 on October 18, 2010. The Registrant had outstanding 80,090,500 shares of Common Stock.

As of October 25, 2010 there were 80,090,500 common shares par value $0.001 issued and outstanding.

INDEX
BOOKMERGE TECHNOLOGIES INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2010. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "BOOKMERGE TECHNOLOGIES INC "we," "our," “BOOKMERGE TECHNOLOGIES INC.,” and "us" refer to BOOKMERGE TECHNOLOGIES INC.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by BOOKMERGE TECHNOLOGIES INC. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by BOOKMERGE TECHNOLOGIES INC with the SEC may also be obtained online.

ITEM 1. BUSINESS.

General

BookMerge Technologies Inc. is a development stage company that was incorporated on February 28, 2008, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, BookMerge Technologies Inc. has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries as of the period end June 30, 2010. The fiscal year end is June 30. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year. On October 11, 2010 BookMerge Technologies Inc. signed an agreement to acquire 51% controlling interest in Extreme Green Technologies, Inc. dba Extreme Biodiesel (EGT) from Green Protection Services, Inc. Further details of the share exchange for majority control are described in the company regulatory 8K filing.

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

With the closing of the acquisition BookMerge plans to secure sufficient capital to fund the operation of Extreme Biodiesel. Extreme Green Technologies, Inc. dba Extreme Biodiesel (EGT) was formed on October 19, 2007 as a Nevada corporation qualified to do business in California. EGT was formed to develop market and commercialize bulk bio-diesel fuel, personal biodiesel processors and related products.

EGT’s mission is to satisfy the biodiesel demand and eliminate US reliance on foreign oil, reduce the environmental impact of fossil fuels, avoid petroleum price volatility, create “green” jobs, reduce transportation costs for goods, and help create a self-sustaining fuel system in the USA.

EGT currently has an existing fully licensed and permitted bio-diesel production facility in Corona, CA capable of producing up to 4,000 gallons per day of bio-diesel fuel from virgin and waste vegetable oil. The current plant is expandable to 20,000 gallons per day as demand dictates. It currently markets five different “Extreme Extractor” personal bio-diesel processors through its website (www.ExtremeBiodiesel.com), Diesel World Magazine, trade shows and periodic television shows (such “Extreme 4x4”). EGT is very active in research and development of alternative raw material supplies for creating EPA accepted alternative fuel for most all diesel engines.

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol (BRKM) “BOOKMERGE TECHNOLOGIES INC.”. As of the date of this report there has been minimal trading of our common stock. The Company cannot provide any guarantee or assurance a liquid market will ever develop for the common stock in the future. If such a market is not developed shareholders would not be able to sell their shares.

Other than Wayne A Doss (officer and director) there are no other employees. Currently Mr. Doss has committed only partial time to the development of the Company. There is no employment agreement by and between us and Mr. Doss

ITEM 1A. RISK FACTORS

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

The Company currently has approximately $84,492 of cash available. This amount will be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $25,000 for fiscal year 2010. If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board. This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

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

We were incorporated on February 28, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of June 30, 2010 our net loss since inception is $125,233. Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2010. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended June 30, 2010. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of June 30, 2010. The identified material weaknesses did not result in material audit adjustments to our 2010 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS.

BookMerge Technologies Inc. is not currently a party to any legal proceedings. BookMerge Technologies Inc. registered agent for service of process in Nevada is: Genesis Corporate Development, LLC, 1500 Cliff Branch Drive, Henderson, Nevada 89040.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol BRKM. The stock trades are limited and sporadically; there is no established public trading market for our common stock. In 2010 our stock did not trade to any significant degree. As of the date of this report the common stock has traded at $0.35. As of the date of this report there are approximately 79 shareholders of our common stock.

We did not declare or pay dividends during the Fiscal Year 2010 and do not anticipate declaring or paying dividends in fiscal year 2011.

We had no equity compensation plan in 2010.

ITEM 6. SELECTED FINANCIAL DATA.

Summary of Financial Data

As of June 30, 2010

Revenues	$0

Operating Expenses	$42,340

Earnings (Loss)	$(43,627)

Total Assets	$84,492

Liabilities	$156.560

Shareholders’ Equity	$(72,068)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of BookMerge Technologies Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2010. As of June 30, 2010 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. At the end of fiscal year 2010 we had $84,492 of cash on hand and available we had liabilities of $156,560. We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees. We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2010). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations . We have not begun operations and we have not generated any revenues. Since incorporation we have incurred a loss of $125,233.

Off-Balance Sheet Arrangements. None

Contractual Obligations.   None

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8 . FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)

Audited Financial Statements

For the Year Ended June 30, 2010, the Period of February 28, 2008 (Inception)

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)

Financial Statements
June 30, 2010 and 2009

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

BookMerge Technologies Inc.
1350 W. Horizon Ridge Drive
Suite 1922
Henderson, Nevada 89014

We have audited the accompanying balance sheets of Innocent, Inc. (a development stage company) (the Company) as of June 30, 2010 and 2009, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the period February 28, 2008 (inception) through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocent, Inc. as of June 30, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and the period from February 28, 2008 (inception) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in financial statement Note 2, the Company has incurred losses since inception, and has not engaged in any operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EddyChin, Chartered Accountant
Eddy Chin, Chartered Accountant
Thornhill, Ontario
October 25, 2010

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Balance Sheets

	June 30,
	2010	2009
ASSETS

Current assets
Cash	$84,492	$9
Total current assets	84,492	9

Total assets	$84,492	$9

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$38,887	$33,450
Related party payable	17,755	-
Total current liabilities	56,642	33,450

Notes payable	99,918	-

Total liabilities	156,560	33,450

Stockholders' Deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 80,090,500 and 79,390,500 issued and outstanding at June 30, 2010 and 2009	80,091	79,391
Additional paid in capital	(26,926)	(31,226)
Deficit accumulated during the development stage	(125,233)	(81,606)
Total stockholders' deficit	(72,068)	(33,441)

Total liabilities and stockholders' deficit	$84,492	$9

See accompanying notes to financial statements

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Statements of Operations
			For the period from February 28, 2008 (inception) to June 30, 2010

	Year ended June 30,
	2010	2009

Revenue	$-	$-	$-

Operating expenses
Professional fees	32,105	26,390	112,695
Travel	7,007	-	7,007
Other general & administrative	3,228	116	4,244
Total operating expenses	42,340	26,506	123,946

Other expense
Interest expense	1,287	-	1,287
Total other expense	1,287	-	1,287

Net loss	$(43,627)	$(26,506)	$(125,233)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	80,090,500	76,180,433

See accompanying notes to financial statements

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, February 28, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	70,000,000	70,000	(67,500)	-	2,500
Common stock issued for services	4,130,000	4,130	3,960	-	8,090
Net loss, period ended June 30, 2008	-	-	-	(55,100)	(55,100)
Balance, June 30, 2008	74,130,000	74,130	(63,540)	(55,100)	(44,510)

Common stock issued for cash	5,260,500	5,261	32,314	-	37,575
Net loss, year ended June 30, 2009	-	-	-	(26,506)	(26,506)
Balance, June 30, 2009	79,390,500	79,391	(31,226)	(81,606)	(33,441)

Common stock issued for services	700,000	700	4,300	-	5,000
Net loss, year ended June 30, 2010	-	-	-	(43,627)	(43,627)
Balance, June 30, 2010	80,090,500	$80,091	$(26,926)	$(125,233)	$(72,068)

See accompanying notes to financial statements

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from February 28, 2008 (inception) to June 30, 2010

	Year ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(43,627)	$(26,506)	$(125,233)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	5,000	-	13,090
Changes in operating assets and liabilities:
Prepaid expenses	-	9,590
Accounts payable and accrued liabilities	5,437	(20,750)	38,887
Net cash used in operating activities	(33,190)	(37,666)	(73,256)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	17,755	-	17,755
Proceeds from note payable	99,918		99,918
Proceeds from sale of stock (net of offering costs)	-	37,575	40,075
Net cash provided by financing activities	117,673	37,575	157,748

Increase in cash	84,483	(91)	84,492
Cash at beginning of period	9	100	-
Cash at end of period	$84,492	$9	$84,492

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$5,000	$-	$13,090

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 1 - Nature of Business

Book Merge Technology, Inc. (the “Company”) is a development stage enterprise that was incorporated on February 28, 2008, in the state of Nevada as BigWest Environmental, Inc. The Company intended to enter into the sale and distribution of solar PV panels. After evaluation of current opportunities, the Company changed its focus away from solar PV panels and is currently working on agreements to enter the Bio Fuel Industry.

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in it developmental stage as defined in FASB ASC 915, “Development Stage Entities.” The Company has devoted substantially all of its effort to business planning and development since inception.

Note 2 - Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2010 or 2009.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with FASB ASC Topic 740 (formally SFAS No. 109 “Accounting for Income Taxes”).  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Advertising Costs

Advertising and promotion costs are expensed as incurred. The Company has incurred no such expenses since inception.

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized when evidence of an agreement exists, the price is fixed or determinable, goods are delivered or services performed and collectability is reasonably assured. The Company has not recognized any revenues since its inception.

Share Based Expenses

The Company complies with FASB ASC Topic 718 Compensation—Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC Topic 718 upon formation of the company and expenses share based costs in the period incurred.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

Effective January 1, 2008, the Company adopted FASB ASC 820-10-15, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the Financial Accounting Standards Board (“FASB”) requires or permits fair value measurements but does not require any new fair value measurements. The Company had adopted FASB ASC 820-10-15, which had deferred the effective date for the disclosure of fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FASB ASC 820-10-15 did not have any material impact on the Company’s financial statements.

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

FASB ASC 820-10-15 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. FASB ASC 820-10-15 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.
Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

FASB ASC 820-10-15 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At June 30, 2010 and 2009 the Company had no investments classified as securities owned on the balance sheet that were classified as Level 1 investments.

Recent Accounting Pronouncements

In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, Revenue Arrangements with Multiple Deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued FASB ASC 805-10-10, Business Combinations. FASB ASC 805-10-10 replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805-10-10 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. FASB ASC 805-10-10 is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008. The adoption of FASB ASC 805-10-10 did not have a significant impact on our financial position, results of operations or cash flows.

In December 2007, FASB issued FASB ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of FASB ASC 810-10-10, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-10-65 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of FASB ASC 810-10-65 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued FASB ASC 815-10-15, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB ASC 815-10-05. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. FASB ASC 815-10-15 is effective for periods beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 815-10-15 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB ASC 820-10-05, Fair Value Measurements, when there has been a significant decrease in the volume and level of activity for an asset or liability. FASB ASC 820-10-65 does not change the measurement objective of FASB ASC 820-10-05 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FASB ASC 820-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FASB ASC 820-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10-65 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. FASB ASC 320-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 320-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10-65 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosures at year-end. The provisions of FASB ASC 825-10-65 are effective for interim periods ending after June 15, 2009. The adoption of FASB ASC 825-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued FASB ASC 855-10-15, Subsequent Events. This Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements (“recognizable subsequent events”). This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. FASB ASC 855-10-15 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10-15 did not have a significant impact on our financial statements.

In June 2009, the FASB issued FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10-65 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB ASC 860-10-1 (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements.

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB ASC 810-10-15 (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of June 30, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

Note 3 -Stockholders’ Equity

Common stock

On February 28, 2008 the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock.

On February 29, 2008, the Company issued 10,000,000 pre-split shares of stock to its sole officer and director for cash of $2,500. In addition, the Company issued on the same day, 100,000 shares of its common stock to Jameson Capital, LLC for $1,000 in services to be rendered and 490,000 shares of its common stock to Centurion Capital Funding, LLC for $7,090 in services to be rendered.

 The Company relied in Section 4(2) of the Securities Act as its exemption from registration when it issued the shares of common stock to Mr. Rossana, Jameson Capital and Centurion Capital Management. All the initial shareholders agreed to hold the shares for investment purposes only and to transfer such shares only in a registered offering or in reliance upon an exemption therefrom.

During the year ended June 30, 2009, the Company issued a total of 751,500 pre-split shares at $.05 per share for a total cash consideration of $37,575 pursuant to its S-1 registration statement filed with the SEC on August 7, 2008.

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 3 -Stockholders’ Equity (continued)

Common stock (continued)

During the year ended June 30, 2010, the Company increased its authorized common shares from 75,000,000 to 200,000,000 and authorized a 7:1 forward split. The forward split has been applied retroactively to the financial statements.

There were 80,090,500 and 79,390,500 common shares issued and outstanding at June 30, 2010 and 2009.

Note 4 -Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	June 30,
	2010	2009
Net operating loss carry forward	$125,233	$81,606
Valuation allowance	(125,233)	(81,606)
Net deferred tax asset	$-	$-

This represents an increase in both the net operating loss carry forward and the valuation allowance of $43,627 and $26,506 for the years ended June 30, 2010 and 2009. A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	June 30,
	2010	2009
Tax at statutory rate (35%)	$43,832	$28,562
Increase in valuation allowance	(43,832)	(28,562)
Net deferred tax asset	$-	$-

This represents an increase of $15,269 and $9,277 for the years ended June 30, 2010 and 2009. The Company did not pay any income taxes during the years ended June 30, 2010 or 2009 or since inception.

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009
Note 5 -Related Party Transactions

During the years ended June 30, 2009, the Company engaged the services of Genesis Corporate Development (“Genesis”) as a consultant in assisting the Company obtain and retain its listing on a national stock exchange. As of the date of the auditor’s report, the director of Genesis either directly or indirectly owned more than 5% or our common stock outstanding. For the years ended June 30, 2010 and 2009, we incurred fees of $0 and $24,390 for services performed by Genesis. Further, there was a balance payable to Genesis of $23,500 and $33,450 as of June 30, 2010 and 2009.

During the year ended June 30, 2010 and since inception, the Company has received loans from shareholders totaling $17,755 to fund operations. These loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole and as a result has not been included herein.

Note 6 – Subsequent Events

BookMerge Technologies, Inc. on October 11, 2010 entered into an agreement to acquire 51% controlling interest in Extreme Green Technologies, Inc. dba Extreme Biodiesel (EGT) from Green Protection Services, Inc. Extreme Green Technologies, Inc. dba Extreme Biodiesel (EGT) was formed on October 19, 2007 as a Nevada corporation qualified to do business in California. EGT was formed to develop market and commercialize bulk bio-diesel fuel, personal biodiesel processors and related products. Additional details of the share exchange for majority control are described in the company regulatory 8K filing.

ITEM 9 . CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 1, 2010, Board of Directors of the Registrant terminated the services of Sam Kan, CPA. The Company engaged Eddie Chin Chartered Accountant as the Registrant's new independent registered public account During the registrant's two most recent periods and the subsequent interim periods thereto, there were no disagreements with Sam Kan, CPA’s whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Sam Kan, CPA’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements, nor were there any up to and including the time of dismissal on October 1, 2010.  On October 7, 2010, the registrant engaged Eddie Chin, Chartered Accountant, registered with the PCAOB under his full name Eddy Siat Leong Chin, as its independent accountant. During the most recent fiscal years and the interim periods preceding the engagement, the registrant requested Eddie Chin, CPAs review and audit the requisite periods which the firm has completed.

ITEM 9A(T)   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of BookMerge Technologies Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Wayne A Doss. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

BookMerge Technologies Inc. will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, BookMerge Technologies Inc. will enhance and test our year-end financial close process. Additionally, BookMerge Technologies Inc.’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2010 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of June 30, 2010 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

• Representative with Financial Expertise — For the year ending December 31, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• BookMerge Technologies Inc. will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B . OTHER INFORMATION.

None

PART III

ITEM 10 . DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BookMerge Technologies Inc.’s executive officer and director and his respective age as of December 31, 2010 are as follows:

Directors:

Name of Director	Age
Nicole Anderson	28	Director
Wayne A Doss	57	Director
Rick B Carter	45	Director

Executive Officers:

Name of Officer	Age	Office
Wayne A Doss	57	President, Chief Financial Officer, and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

Wayne A Doss, President, Secretary, Chief Financial Officer and Director, Age 57; Mr. Doss has served as CFO and CEO for over 25 years in both Public and Private Companies. Mr. Doss serves as CEO of Keller Industries for 9 years, a $250,000,000 Building Products Company with 4,000 employees. Over the past 5 years Mr. Doss has consulted and served various capacities assisting small public companies with start-ups, interim officer positions, accounting issues and regulatory filings. Mr. Doss is a graduate from the University of Maryland with degrees in accounting and business management. .

 Nicole C. Anderson, Director, Age 28; Ms. Anderson was a productive Sale/Customer Service representative with Sprint PCS in Las Vegas Nevada from 2000 to 2003. In 2003, she took a position as Senior Sales Associate with Cingular Wireless in Henderson, Nevada and in 2006, she went to work with Verizon Wireless in Las Vegas as a Retail Sales Representative and became the Assistant Manager of her branch office the same year, a position she holds today.

Richard B. Carter, Esq. Director, Age 45; Mr. Carter,  in charge of finances, human resources, state and federal compliance permits and licenses and all other financial and legal aspects of Extreme Green Technologies Inc (EGT). Mr. Carter owned his own law firm and real estate sales/consulting group for several years and sold the practice to co-found EGT. Prior to owning his own firm, Rick was a partner with a large Orange County law firm specializing in defending businesses, insurance companies and high net worth individuals in multi-million dollar businesses, contractual and tort litigated cases. Rick was in charge of the construction defect department for the five California offices of the firm and supervised the associate attorneys and staff. Rick worked his way through the ranks from administrative assistant to handling payroll, payables, billing and financial statements before becoming a law clerk, then associate attorney and eventually partner during his 17 year tenure with the law firm. Rick is a licensed Attorney at Law and Real Estate Broker with Juris Doctor and Bachelors in the Science of Law degrees along with completion of UCI Graduates classes for light construction and development financing, in addition to ongoing biodiesel, legal, real estate continuing education

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We have not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officers. Our Code of Ethics is filed as an Exhibit to this Annual Report, Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Wayne A Doss	2009	0	0	0	0	0	0	0
Director, Officer	2010	6,000	0	0	0	0	0	0

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended June 30, 2010. We have also not granted any stock options to the executive officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to BookMerge Technologies Inc. to own more than 5% of the outstanding common stock as of June 30, 2010, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Frank Rossana 1350 W. Horizon Ridge Drive Suite 1922 Henderson, Nevada	53,600,000 shares	66.25%

The percent of class is based on 80,090,500 shares of common stock issued and outstanding as of June 30, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2009, Genesis Corporate Development, LLC (owned 100% by Ronald Davis, beneficial owner of 590,000 shares of BookMerge Technologies Inc., Inc's. common stock) provided compliance consulting services pursuant to a contract by and between BookMerge Technologies Inc. and Heartland. The contract included compensation to Heartland in the amount of $20,000 for consulting services provided in both 2008 and

Other than the above consulting agreement there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of June 30, 2010 the Company has incurred accounting expenses of approximately $6,000 which includes bookkeeping and auditing services. There were no other audit related services or tax fees incurred.

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

BOOKMERGE TECHNOLOGIES INC.

By:	/s/ Wayne A Doss
Wayne A Doss
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Director

Date: October 26, 2010

By:	/s/ Nicole Anderson
Nicole Anderson Secretary/Director