Form 10-Q
period 2010-09-30
Book Merge Technology, Inc.
filed 2010-11-12
CIK 1440280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

Commission File Number:  333- 152837

BookMerge Technology, Inc.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	3555	36-4627722
State of Incorporation	Primary Standard Industrial Employer Classification Code Number #	I.R.S. Identification No.

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
YES  ☐    NO X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES  ☒      NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 1, 2010, the registrant had 80,080,500  shares of common stock, $0.001 par value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one):    YES  ☐     NO  ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and 2009, and the
Period of February 28, 2008 (Inception) to September 30, 2010

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and 2009, and the
Period of February 28, 2008 (Inception) to September 30, 2010

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONEMNTAL, INC.)
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2010	June 30, 2010

	(unaudited)
ASSETS
Current assets
Cash	$13,884	$84,492
Total current assets	13,884	84,492

Total assets	$13,884	$84,492

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$51,793	$38,887
Related party payables	17,755	17,755
Total current liabilities	69,548	56,642

Notes payable	49,918	99,918

Total liabilities	119,466	156,560

Stockholders' Deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 80,090,500 issued and outstanding at September 30 and June 30, 2010	80,091	80,091
Additional paid in capital	(26,926)	(26,926)
Deficit accumulated during the development stage	(158,747)	(125,233)
Total stockholders' deficit	(105,582	(72,068)

Total liabilities and stockholders' deficit	$13,884	$84,492

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONEMNTAL, INC.)
(A Development Stage Enterprise)
Statements of Operations (unaudited)
			For the period from February 28, 2008 (inception) to September 30, 2010
	Three months ended September 30,

	2010	2009

Revenue	$-	$-	$-

Operating expenses
Professional fees	24,986	3,700	137,681
Travel	1,595	-	8,602
Other general & administrative	5,127	-	9,371
Total operating expenses	31,708	3,700	155,654

Other expense
Interest expense	1,806		3,093
Total other expense	1,806	-	3,093

Net loss	$(33,514)	$(3,700)	$(158,747)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	80,090,500	80,090,500

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONEMNTAL, INC.)
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)
			For the period from February 28, 2008 (inception) to September 30, 2010

	Three months ended September 30,

	2010	2009
Cash flows from operating activities
Net loss	$(33,514)	$(3,700)	$(158,747)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	5,000	13,090
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,906	(1,550)	51,793
Net cash used in operating activities	(20,608)	(250)	(93,864)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payables	-	250	17,755
Proceeds from notes payable	-	-	99,918
Repayments of notes payable	(50,000)	-	(50,000)
Proceeds from sale of stock (net of offering costs)	-	-	40,075
Net cash provided by financing activities	(50,000)	250	107,748

Net change in cash	(70,608)	-	13,884
Cash at beginning of period	84,492	9	-
Cash at end of period	$13,884	$9	$13,884

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$5,000	$13,090

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.
(F.K.A. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three Months Ended September 30, 2010 and 2009 and the
Period of February 28, 2008 (Inception) to September 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June30, 2010  audited financial statements as reported in Form 10-K.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year ended June 30, 2011.

NOTE 2 – GOING CONCERN

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

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of this filing and determined there are no events to disclose.

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

Company History

Since inception and prior to October 11, 2010 the Company has not begun any revenue generating operations and activities have been limited to raising proceeds through the sale of our common stock via our registered offering that was filed on Form SB-2 August 8, 2008, maintaining the requirements of a reporting company as defined under the Exchange Act of 1934, and researching potential markets to launch our business.

We currently have minimal funds available and in order to continue as a going concern we must raise additional proceeds. We estimate that we will need $25,000 in order to cover our costs associated with maintaining our status as a reporting company. We will likely be required to borrow proceeds from a shareholder in order to pay expenses associated with filing this report. We cannot provide any guarantee will be successful in securing adequate proceeds in the future and failure to do so would result in a complete loss of any investment made into the Company

BookMerge Technologies, Inc. on October 11, 2010 entered into an agreement to acquire 51% controlling interest in Extreme Green Technologies Inc. dba Extreme Biodiesel (EGT) from Green Protection Services, Inc. Extreme Green Technologies Inc. was formed on October 19, 2007 as a Nevada corporation qualified to do business in California. Extreme Green Technologies was formed to develop market and commercialize bulk bio-diesel fuel, personal biodiesel processors and related products. Additional details of the share exchange for majority control are described in the company regulatory 8K filing

Business Development

Once the closing of the share exchange for the majority control of Extreme Biodiesel, BookMerge Technologies Inc plans to secure sufficient capital to fund and expand  the current operation of Extreme Biodiesel.

The Company mission is to satisfy the increasing need for biodiesel to service the demand as more States and Countries place a requirement for its usage and eliminate US reliance on foreign oil, reduce the environmental impact of fossil fuels, avoid petroleum price volatility, create “green” jobs, reduce transportation costs for goods, and help create a self-sustaining fuel system in the USA.

The company is currently working on the audit of Extreme Biodiesel with the expectation that BookMerge Technologies Inc. will fund the future growth and expansion of the business and incorporate the operating unit as an operating subsidiary of BookMerge. BookMerge has extended the share exchange offer to the remaining 49% shareholders of Extreme Biodiesel and expects to conclude the share exchange prior to year end.

Extreme Biodiesel currently has an existing fully licensed and permitted bio-diesel production facility in Corona, CA capable of producing up to 4,000 gallons per day of bio-diesel fuel from virgin and waste vegetable oil. The current plant is expandable to 20,000 gallons per day as demand dictates. It currently markets five different “Extreme Extractor” personal bio-diesel processors through its website ( www.ExtremeBiodiesel.com ), Diesel World Magazine , trade shows   and periodic television shows (such “Extreme 4x4”). EGT is very active in research and development of alternative raw material supplies for creating EPA accepted alternative fuel for most all diesel engines.

Liquidity and Capital Resources

As of September 30, 2010, we have $13,844 of cash available.  We have current liabilities of $119,466.  From the date of inception (February 28, 2008) to September 30, 2010 the Company has recorded a net loss of $158,747 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We have not generated any revenues to date and as of September 30, 2010 we have sold approximately 5,960,500 common shares from our 28,000,000 direct offering of common stock at $0.05 per share pursuant to our registered offering.

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

Employees

We currently have two employees, including our President.  We intend to hire additional employees upon completion of the share exchange.

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

As of September 30, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended September 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in registration statement filed on Form S-1 with the SEC on August 7, 2008 or the annual report filed for the 2010 year end.

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

On September 30, 2010, the Company authorized a 7:1 forward split on its common stock which has been applied retroactively to the financial statements.

The Board of Directors approved on October 7, 2010 the Purchase Agreement between BookMerge Technologies and Extreme Green Technologies Inc, whereas, BookMerge Technologies Inc., will acquire 51% of the issued and outstanding Common Stock of Extreme Green Technologies, Inc. (EGT) currently representing thirty two million five hundred eighty nine thousand (32,589,000) shares held by Green Protective Services, Inc. (GPS), and (GSP) shareholders will exchange 51% of their shares of common stock; one share of Extreme Green Technologies, Inc. (EGT) for .5 shares of BookMerge Technologies Inc., rule 144 restricted common stock. BookMerge Technologies Inc. will and has the authority to issue sixteen million two hundred ninety five (16,295,000) shares of common stock to complete this share exchange. Upon obtaining the 51% majority control BookMerge Technologies Inc. plans to take operational control of Extreme Green Technologies Inc, dba Extreme Biodiesel via shareholder approval and operate the company under BookMerge Technologies Inc. Managerial control

By executing this Agreement, the current directors of BookMerge Technologies Inc. hereby and contemporaneously grant  (i) have the option to appoint two DIRECTORS and affirm Wayne Doss as a member of the Board of Directors of the newly reorganized company representing the positions to be held by BookMerge Technologies Inc. representatives,  (ii) appoint Joe Spadafore as President of Extreme Biodiesel operating under BookMerge Technologies Inc the newly  reorganized company, (iii)  affirm Wayne A Doss as the CEO, BookMerge Technologies Inc.

Upon  execution of this Agreement, the Board of  Directors of the newly reorganized company shall transfer the operations, assets and defined liabilities of Extreme Biodiesel as they existed prior to the reorganization to a majority owned subsidiary of the newly organized company (the "Subsidiary"), and shall maintain the existing Board of Directors to oversee the operations and management of the  Subsidiary until such time BookMerge Technologies Inc. Board of Directors determines

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

Book Merge Technology, Inc.

Dated: November 12, 2010	/s/ Wayne Doss
Wayne Doss
Chief Executive Officer and Chief Financial Officer