Form 10-Q
period 2010-12-31
Book Merge Technology, Inc.
filed 2011-02-25
CIK 1440280

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X  .

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Dec. 31, 2010

      .

Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-152837

BookMerge Technologies Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	36-4627722
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1560 N. Maple Street
Corona CA	92880
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (951) 734-5344

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes   X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No   X  .

As of Feb. 21, 2011, the issuer had 98,667,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
as at December 31, 2010 (Unaudited) and June 30, 2010

	December 31,	June 30,
	2010	2009
ASSETS	(Unaudited)	(Restated)
		Note 1
Current Assets
Cash and cash equivalents	$22,549	$8,686
Accounts Receivable	3,669	11,282
Inventory	26,287	62,437
Total Current Assets	52,505	82,405

Property plant and equipment,
net of accumulated depreciation	743,202	781,331

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036

Total Other Assets	58,036	18,036

TOTAL ASSETS	$853,743	$921,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$159,742	$125,230
Credit Cards	6,710	46,495
Bank Line of Credit	82,047	49,965
Deferred Rent	6,968	9,221
Current portion, long term debt	6,000	6,000
Total Current Liabilities	261,467	236,911

CONSOLIDATED BALANCE SHEET to be continued on next page

Long Term Debt

Obligation under capital lease	631	9,291

Other Liabilities
Deferred Investments (Note 2)	202,000	209,000
Shareholder Loans	52,000	52,000
Total Other Liabilities	254,000	261,000

Total Liabilities	516,098	507,202

Stockholders' Equity
Common Stock, $0.001 par value, authorized
200,000,000; issued and outstanding
80,090,500 as at December 31, 2009
96,640,500 as at December 31, 2010	96,641	80,091
Additional paid-in capital	1,749,659	1,536,209
Accumulated Deficit in the Development Stage	(866,893)	(570,823)
Deficit	(614,536)	(614,536)
Minority Interest (Note 1)	(27,226)	(16,371)
Total Stockholders' Equity	337,645	414,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$853,743	$921,772

EXTREME GREEN TECHNOLGIES INC.
CONSOLDATED STATEMENT OF OPERATIONS
For the six months and three months ended December 31, 2010 and 2009
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues	$19,928	$1,407	$38,370	$27,181
Cost of Sales	46,486	31,089	72,067	38,406

Gross Profit	(26,558)	(29,682)	(33,697)	(11,225)

Selling, General and Administrative
Expenses
Advertising and Marketing	3,685	2,709	7,585	3,157
Occupancy Costs	25,541	25,765	101,164	38,674
Salaries and wages	43,448	6,707	74,676	14,707
Consulting	-	30,000	-	27,055
Legal and professional fees	9,867	954	17,538	2,305
Other selling, general and
administrative expenses	121,787	112,974	273,072	161,851

Net Income before other income
and expenses	(148,345)	(142,656)	(306,769)	(173,076)

Other Income and expenses
Interest income	12,803		9,432	-
Interest expense	(322)	(2,579)	(415)	(5,954)
	12,481	(2,579)	9,017	(5,954)

Net Income, at 100%	$(135,864)	$(145,235)	$(297,752)	$(179,030)

Minority interest (Note 1)	19,585	20,934	27,226	16,371

Net Income	$(116,279)	$(124,301)	$(270,526)	$(162,659)

Basic and dilutive earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of shares outstanding	82,848,858	79,390,500	79,740,500	76,760,250

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 28, 2008 (Inception) to December 31, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances Feb. 28, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	70,000,000	70,000	(67,500)	-	2,500
Common stock for services	4,130,000	4,130	3,960	-	8,090
Net. Loss for the period	-	-	-	(55,100)	(55,100)
Balances, June 30, 2008	74,130,000	$74,130.00	$(63,540.00)	$(55,100.00)	$(44,510.00)

Common stock issued for cash	5,260,500	5,261	32,314	-	37,575
Net loss for the year	-	-	-	(26,506)	(26,506)
Balances, June 30, 2009	79,390,500	$79,391.00	$(31,226.00)	$(81,606.00)	$(33,441.00)

Common stock for services	700,000	700	4,300	-	5,000
Restatement of equity per reorganization	-	-	1,563,135	(1,076,497)	486,638
Net loss for the year	-	-	-	(43,627)	(43,627)
Balances, June 30, 2010	80,090,500	$80,091.00	$1,536,209.00	$(1,201,730.00)	$414,570.00

Common stock issued pursuant to plan of reorganization	16,550,150	16,550	(16,550)	-	-
Adjustments per reorganization	-	-	230,000	(9,173)	220,827
Net loss for the six months	-	-	-	(297,752)	(297,752)

Balances, December 31, 2010	96,640,650	$96,641.00	$1,749,659.00	$(1,508,655.00)	$337,645.00

EXTREME GREEN TECHNOLGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Net Income after taxes	$(270,526)	$(162,659)
Adjustments to reconcile net loss to net cash
used by operations:
Depreciation	50,130	49,150
Non cash issue of stock for services
Non cash issue of stock for debt	-	500,000
Change in operating assets and liabilities:
Accounts Receivable	7,613	35,237
Accounts Payable and accrued expenses	34,512	(25,291)
Current portion long term debt		6,000
Credit Cards	(39,785)	36,930
Inventory	36,150	(61,930)
Deferred Rent	(2,253)	2,931
Net Cash provided by Operating Activities	(184,159)	380,368
Cash Flows from Investing Activities
Purchase of Property and Equipment	(12,001)	(552,766)
Repayment/reclassification of capital lease	(8,660)	(2,280)
Sale of stock for cash		37,575
Proceeeds (amortization) of deferred investments	(7,000)	209,000
Net proceeds of reorganization	220,827
Net Cash (used by) Investing Activities	193,166	(308,471)
Cash Flows from Financing Activities
Bank Line of Credit	32,082	(471,835)
Proceeds of note receivable	-	40,000
Proceeds of stockholder loans	-	52,000
Reorganiation adjustments	-	41,297
Net Cash (used by) Financing Activities	32,082	(338,538)

Net increase (decrease) in cash	41,089	(266,641)
Minorfity Interest	(27,226)	(16,371)
Cash and cash equivalents, beginning of period	8,686	291,698

Cash and cash equivalents, end of period	$22,549	$8,686

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

(Unaudited)

For the six months ended

December 31, 2010

1.    Organization and Nature of Operations

Presentation

On October 11, 2010 the Company, as Book Merge Technology, Inc, (BMT), entered into a plan of reorganization with Extreme Green Technologies Inc. (EGT) The plan was for EGT stockholders to swap their stock for BMT stock on a 2 for 1 basis, giving BMT control.  EGT would be wound up and operations conducted under BMT.  BMT would be renamed Extreme Green Technologies.  The effect is a reverse merger, wherein BMT, (the shell), is the surviving company and legal acquirer whereas EGT, (the operating company), is the accounting acquirer.  Accordingly, operations of the entity for the six months ended December 30, 2010 are reported as those of EGT. Operations for the prior period ended June 30, 2009 have been restated  according to EGT’s operations for a more relevant comparative.  EGT has changed its name to Extreme Green Technologies, Inc.

The reorganization was not complete by December 31, 2010, however BMT had gained control, making EGT a subsidiary.

Organization

The Company F.K.A. Book Merge Technology, Inc. was incorporated February 28, 2008 In the State of Nevada as Big West Environmental, Inc.  The Company intended to enter into the sale and distribution of solar PV panels.  The Company has devoted substantially all its efforts to business planning and development since inception.  The Company has realized no revenue from it s planned business purpose. After evaluation of current opportunities, the Company entered into an agreement with EGT on October 11, 2010 to enter the bio fuel industry.  The Company changed its name to Extreme Green Technology Inc.

The original Extreme Green Technology Inc, dba Extreme Biodiesel, (FKA Ryan Enterprises, Inc.)  was incorporated under the laws of the State of Nevada on December 23, 2003.  Its purpose was to develop, market and commercialize bio-diesel fuel, bio-diesel processors and related products. The Company has the relevant licenses for bio diesel production in California.

Current Business of the Company

On January 1, 2008 the original EGT purchased an existing business, Extreme Biodiesel, which had, since 2004, been manufacturing home biodiesel processors.  In February, 2008 EGT moved to an 11,400 square foot building at 1560 Maple Street, Corona, California to set up a licensed bio diesel refinery and factory for refining diesel oil and manufacturing bio diesel processors.  A spike in fuel prices in 2008 created a demand for EGT’s processors that propelled processor sales in that year to $885,825.  The refinery at the outset was able to produce 2,000 gallons per day and is being expanded.

On October 11, 2010 the Company, Book Merge Technology, Inc. (BMT), which at that time was a public Nevada shell, entered into a Plan of Reorganization with the original EGT.  Book Merge was to acquire a minimum of 51% controlling interest in BMT. As a result of a partially completed stock swap, BMT owned an 85.5853 percent controlling interest in the Company at December 31, 2010.  EGT became a subsidiary of BMT.   BMT then changed its name to Extreme Green Technologies, Inc.

2.    Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting.   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information  and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10K..  The results of the six month period ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation.

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price  that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-

Level 1:  Quoted prices in active markets for identical assets or liabilities

-

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities;  quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for IdenticalAssets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Balance as of December 31, 2009
Assets
		$		$		$
Note Receivable	$40,000		-		-		40,000
Deposits	18,036		-		-		18,036

	$58,036		$-		$-		$58,036
Liabilities

Bank Line of Credit	$82,047		$-		$-		$82,047

Deferred Investments	-		152,000		-		152,000
Stockholder Loans	-		52,000		-		52,000

	$82,047		$204,000		$-		$286,047

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined in the following.

Stock-based compensation

(FASB) ASC Topic 718, Stock Compensation (formerly FASB Statement 123R) requires generally that all equity awards granted to employees be accounted  for at grant-date “fair value”.  Fair value is equal to the underlying value of the stock for “full value” awards such as restricted stock and performance shares, and estimated using an option pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.  There are special provisions for nonpublic companies that are intended to ease compliance with accounting for stock compensation.

Recent Accounting Pronouncements

In June, 2009, the FASB issued their final SFAS, No. 168, “FASB Accounting Standards Codification ( “ASC”) and the Hierarchy of Generally Accepted Accounting Principles”.  This was reflected in the codification as FASB ASC 105, Generally Accepted Accounting Principles.   “ASC” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   It will not have an impact on the Company’s financial position, results of operations or cash flows.

In May, 2009, the FASB issued ASC 855, Subsequent Events, (formerly SFAS 165)   which established general standards of accounting and disclosure for events that occur after the balance sheet date, but before financial statements are issued or available to be issued.  In accordance with ASC 855, the Company has evaluated subsequent events through the date the financial statements were filed.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was limited sales activity the 2010 fiscal year as compared to 2009 and 2008.  The company experienced a loss of $270,526in the six months ended December 31, 2010,  ($162,659 in 2009). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to generate bio-diesel revenue from an expanded refinery.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company was considered a development-stage company to December 31, 2009.  The Company had consistent production and sales over the previous two years, therefore as of January 1, 2010 was considered to have emerged from the development stage.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has potentially dilutive securities outstanding as of December 31, 2010 in the form of convertible debt.  However the conversion would be anti dilutive, since the Company is in a loss position, and was therefore not considered in the calculation of earnings per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended December 31, 2010 and 2009, respectively.

Numerator:
	2010	2009
Basic and diluted net loss per share:
Net Loss	$(270,526)	$(162,659)

Denominator

Basic and diluted weighted average
number of shares outstanding	79,740,500	76,760,250

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Notes Receivable,	December 31,
	2010	2009

	$40,000	$40,000

An advance of $40,000 on March 18, 2009 to Superior Service Recycling was made in a preliminary agreement to purchase Superior’s business.  This business provides EGT with used vegetable oil for bio-diesel production.  It is owned by Scott Brown, a stockholder and Technical Director of EGT. The Board of Directors has stated the intention of completing the transaction. The advance carries no interest or terms of repayment.

Property, Plant and Equipment
	December 31,
	2010	2009

Refinery	$857,025	$857,025
Leasehold Improvements	31,885	31,885
Vehicles	52,935	40,935
Furniture and fixtures	3,422	3,422
	945,267	933,267
Accumulated depreciation	(202,065)	(102,207)
	$743,202	$831,060

Property plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method with useful lives used in computing depreciation ranging from 6 to 10 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Bank Line of Credit
	December 31,
	2010	2009

	$82,047	$49,965

The line of credit is funded by Bank of the West, carries interest at 4.75% and is payable upon demand. The rate is variable based on Bank of the West prime rate.

Term Loan
	December 31,
	2010	2009

	$631	$625

On February 28, 2008 Wells Fargo Bank funded a three year lease for a forklift with bargain purchase clause, which was capitalized to $23,380. Monthly payments of $631.39 are required. The implicit interest rate is 12.88%.

The purchase option at the conclusion of the lease is $ 1.00. Restrictions on the lease are:

o

Keep the equipment repaired and in good working order as required by the manufacturer’s warranty.

o

Pay for all supplies and repairs.

o

May not transfer, sell, sublease assign, pledge, relocate, move or encumber the equipment without lessor’s consent

o

Indemnify lessor against losses and injury

o

Maintain comprehensive public liability insurance and insurance against all risks of loss or damage

o

Pay sales, use and property taxes on the equipment.

Commitment for payments over the remaining life of the lease are as follows:

2011	$631

Deferred Investments

On November 11, 2009 EGT entered into a stock purchase agreement with Envirotek Inc., a Nevada holding company, which holds stock of entities engaged in alternative fuel production such as bio-diesel.  Under the agreement, Envirotek was to acquire 51% of EGT stock, and to loan EGT $250,000 in stages. In November 2009 Envirotek advanced EGT $65,000 and a further $30,000 from January 28 to March 3rd 2010 under promissory notes.  The $65,000 note carries no interest and matures January 20, 2013.  On April 26, 2010 The Board of Directors rescinded the agreement with Envirotek Inc. This effectively ended the business relationship between the two  companies.  Envirotek subsequently ceased operations.  The advances were classified as a deferred investment pending renewed communication with Envirotek.

December 31,
2010	2009

$95,000	$65,000

On February 25, 2010 the Company signed an investment agreement with two individuals  wherein they deposited $ 107,000 into the Company in return for 25% of Net Profit over 24 months beginning June 30, 2010.  Net Profit was defined as fuel sales less oil, delivery and processing costs, and taxes.  The minimum return, royalty, was specified as $200,000.  No royalty payments were made in 2010.  Deferred royalty for the period June 30 to December 31, 2010 was accrued, amortizing the investment.

December 31,
2010	2009

$57,000	$0

Deferred royalty for the period June 30 to December 31, 2010:

	2010	2009

	$50,000	$0

Total Deferred Investments
	2010	2009

	$202,000	$0

Stockholder Loans
	2010	2009

	$52,000	$52,000

Stockholder loans carry no interest and have no terms of repayment. Stockholders are also officers of the company, thus repayment is discretionary, classifying the debt as Other Liabilities.

3.    Capital Structure

During the six months ended December 31, 2010 the Company issued 16,550,150 common shares in exchange for shares of the original Extreme Green Technologies, Inc.

As at December 31, 2010, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 96,640,500 shares were issued and outstanding , (80,090,500 shares as at December 31, 2009).

  5.    Commitments and Contingencies

The Company entered into a three year lease for an office and manufacturing building in Corona, California on February 15, 2008 at the rate of $8,050 per month.  Lease commitments over the life of the lease are:

2011	$12,075

  6.   Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

7

Subsequent Events

Events subsequent to December 31, 2010 have been evaluated through February 18, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

GENERAL DESCRIPTION OF BUSINESS

Extreme Green Technologies, Inc. operation is to develop, market and commercialize bulk bio-diesel fuel, home bio-diesel processors and increase capacity of the related waste vegetable oil and brown grease inceptor/grease trap cleaning and collection areas of EGT. EGT's mission is to create awareness and provide a cost-effective, high-quality alternative diesel fuel, create "green" jobs, reduce the environmental impact of fossil fuels and diminish US reliance on foreign oil.

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

EGT currently has an existing fully licensed and permitted bio-diesel production facility in Corona, CA capable of producing up to 4,000 gallons and is plant is expandable to 20,000 gallons per day of bio-diesel fuel from virgin and waste vegetable oil. EGT has completed IRS Fuel Tax registration requirements for fuel tax credits and rebates, obtained the difficult State of California Developmental Fuel Variance License, State of California Board of Equalization excise tax registration, State of California Department of Food and Agriculture Rendering and Transportation licenses along with city permitting and licensing for the large refinery and home processor sales. Final EPA RFS II registration for ASTM Certification is pending. The company currently employs five employees and two independent contractors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $116,279 for the three months ended Dec. 31, 2010, compared with a net loss of $124,301 for the three months ended Dec. 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on Sept. 30, 2010 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 10K for the period ended June. 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Feb. 21, 2011

BookMerge Technologies, Inc.
Registrant

By:/s/Richard Carter
Richard Carter Chairman of the Board Chief Executive Officer