Form 10-Q
period 2011-03-31
Book Merge Technology, Inc.
filed 2011-04-22
CIK 1440280

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of Mar. 31, 2011, the issuer had 102,438,650 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
as at March 31, 2011 (Unaudited) and June 30, 2010

	March 31,	June 30,
	2011	2010
ASSETS	(Unaudited)	Note 1
Current Assets
Cash and cash equivalents	$1,417	$8,686
Accounts Receivable	45,283	11,282
Inventory	37,651	62,437
Total Current Assets	84,351	82,405
Property plant and equipment,
net of accumulated depreciation	717,262	781,331
Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036
Total Other Assets	58,036	18,036

TOTAL ASSETS	$859,649	$921,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$157,863	$125,230
Settlement Agreements	17,472
Credit Cards	-	46,495
Bank Line of Credit	78,212	49,965
Deferred Rent	6,211	9,221
Current portion, long term debt	6,000	6,000
Total Current Liabilities	265,758	236,911
Long Term Debt
Obligation under capital lease	-	9,291
Other Liabilities
Notes Payable	95,000	95,000
Deferred Investments	104,000	114,000
Shareholder Loans	54,000	52,000
Total Other Liabilities	253,000	261,000
Total Liabilities	518,758	507,202
Stockholders' Equity
Common Stock, $0.001 par value, authorized
200,000,000; issued and outstanding
80,090,500 as at June 30, 2010
102,438,650 as at March 31, 2011	102,439	80,091
Additional paid-in capital	1,760,776	1,536,209
Accumulated Deficit in the Development Stage	(866,893)	(570,823)
Deficit	(655,431)	(614,536)
Minority Interest (Note 1)	-	(16,371)
Total Stockholders' Equity	340,891	414,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$859,649	$921,772

The accompanying notes are an integral part of these financial statements.

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the six months and three months ended March 31, 2011 and 2010
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$171,121	$18,201	$110,088	$45,382
Cost of Sales	139,050	19,910	93,798	58,317

Gross Profit	32,071	(1,709)	16,290	(12,935)

Selling, General and Administrative
Expenses
Advertising and Marketing	17,608	4,729	7,679	7,886
Occupancy Costs	156,606	8,654	101,164	47,328
Salaries and wages	187,290	40,191	119,083	54,899
Consulting	-	-	-	27,055
Legal and professional fees	36,577	2,319	29,799	4,624
Other selling, general and
administrative expenses	193,165	47,484	72,885	123,437

Total Expenses	591,246	103,377	330,610	265,229

Net Income before other income
and expenses	(559,175)	(105,086)	(314,320)	(278,164)

Other Income and expenses
Interest income	3,495	-	1,517	-
Interest expense	(4,617)	(3,165)	(7,791)	(9,118)
	(1,122)	(3,165)	(6,274)	(9,118)

Net Income, at 100%	(560,297)	(108,251)	(320,594)	(287,282)
Minority interest (Note 1)

	(560,297)	(108,251)	(320,594)	(287,282)

	$(0.01)	$(0.00)	$(0.00)	$(0.00)

	87,539,883	80,090,500	82,573,627	79,740,500

The accompanying notes are an integral part of these financial statements.

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 28, 2008 (Inception) to December 31, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances Feb. 28, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	70,000,000	70,000	(67,500)	-	2,500
Common stock for services	4,130,000	4,130	3,960	-	8,090
Net. Loss for the period	-	-	-	(55,100)	(55,100)
Balances, June 30, 2008	74,130,000	74,130.00	(63,540.00)	(55,100.00)	(44,510.00)

Common stock issued for cash	5,260,500	5,261	32,314	-	37,575
Net loss for the year	-	-	-	(26,506)	(26,506)
Balances, June 30, 2009	79,390,500	79,391.00	(31,226.00)	(81,606.00)	(33,441.00)

Common stock for services	700,000	700	4,300	-	5,000
Restatement of equity per reorganization	-	-	1,563,135	(1,076,497)	486,638
Net loss for the year	-	-	-	(43,627)	(43,627)
Balances, June 30, 2010	80,090,500	80,091.00	1,536,209.00	(1,201,730.00)	414,570.00

Common stock issued pursuant
to plan of reorganization	16,550,150	16,550	(16,550)	-	-
Adjustments per reorganization	-	-	189,915	-	189,915
Shares issued in exchange	4,658,000	4,658	(4,658)	-	-
Sale of stock for cash	1,140,000	1,140	55,860	-	57,000
Net loss for the nine months	-	-	-	(320,594)	(320,594)

Balances, March 31, 2011	102,438,650	$102,439	$1,760,776	$(1,522,324)	$340,891

The accompanying notes are an integral part of these financial statements.

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net Income after taxes	$(320,594)	$(287,282)
Adjustments to reconcile net loss to net cash
used by operations:
Depreciation	50,129	74,013
Non cash issue of stock for services	-	-
Non cash issue of stock for debt	-	-
Change in operating assets and liabilities:	-	-
Accounts Receivable	(34,100)	6,403
Accounts Payable and accrued expenses	12,114	31,954
Current portion long term debt	-	-
Credit Cards	(46,495)	6,442
Inventory	36,150	170
Deferred Rent	(2,254)	(692)
Deferred Payroll	(8,000)	8,000
Settlement Agreements	95,684	-
Subscriptions received	-	50,000
Net Cash provided by Operating Activities	(217,366)	(110,992)
Cash Flows from Investing Activities
Purchase/Retirement of Property and Equipment	(11,525)	(13,940)
Repayment/reclassification of capital lease	(15,291)	(949)
Sale of stock for cash	57,000	-
Proceeds of deferred investments	50,000	-
Amortization of deferred investments	(60,000)	-
Reorganization adjustments	231,778	(22,000)
Net Cash (used by) Investing Activities	251,962	(36,889)
Cash Flows from Financing Activities
Bank Line of Credit	(49,965)	-
Proceeds of note payable	-	95,000
Proceeds of stockholder loans	8,000	52,000
Net Cash (used by) Financing Activities	(41,965)	147,000

Net increase (decrease) in cash	(7,369)	(881)
Minority Interest
Cash and cash equivalents, beginning of period	8,785	4,501

Cash and cash equivalents, end of period	$1,416	$3,620

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended

March 31, 2011

1.

Organization and Nature of Operations

Presentation

On October 11, 2010 the Company, as Book Merge Technology, Inc, (BMT), entered into a plan of reorganization with Extreme Green Technologies Inc. (EGT) The plan was for EGT stockholders to swap their stock for BMT stock on a 2 for 1 basis, giving BMT control.  EGT would be wound up and operations conducted under BMT. BMT would be renamed Extreme Green Technologies.  The effect is a reverse merger, wherein BMT, (the shell), is the surviving company and legal acquirer whereas EGT, (the operating company), is the accounting acquirer.  Accordingly, operations of the entity for the nine months ended March 31, 2011 are reported as those of EGT. Operations for the prior nine months ended March 31, 2010 are presented as those of EGT for a more relevant comparative.  BMT has changed its name to Extreme Green Technologies, Inc.

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

Current Business of the Company

On January 1, 2008 the original Extreme Green Technologies Inc. (EGT), a private California corporation,  purchased an existing business, Extreme Biodiesel, which had, since 2004, been manufacturing home biodiesel processors.  In February, 2008 EGT moved to an 11,400 square foot building at 1560 Maple Street, Corona, California to set up a licensed bio diesel refinery and factory for refining diesel oil and manufacturing bio diesel processors.  A spike in fuel prices in 2008 created a demand for EGT’s processors that propelled processor sales in that year to $885,825.  The refinery at the outset was able to produce 2,000 gallons per day and is being expanded.

On October 11, 2010 the Company entered into a Plan of Reorganization with Extreme Green Technologies, Inc. (EGT), whereby Book Merge was to acquire a minimum of 51% controlling interest in EGT. The plan was for all EGT stockholders to swap their stock for BookMerge stock on a 2 for 1 basis, (2 EGT for 1 BookMerge), giving BookMerge control.  EGT would be wound up and operations conducted under BookMerge.  BookMerge would assume the name Extreme Green Technologies.  The effect is a reverse merger, wherein BookMerge, (the shell), is the surviving company and legal acquirer whereas EGT, (the operating company), is the accounting acquirer.  Operations of the entity are reported as those of EGT.

On October 11, 2010 BookMerge had achieved a 51% interest in EGT, gaining control.  The reverse acquisition was effected on that date. The reorganization continued with stock swaps and was completed by March 31, 2011.  EGT became a subsidiary of BookMerge. BookMerge has changed its name to Extreme Green Technologies, Inc.

2.

Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10K. The results of the nine month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

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

Revenue Recognition

Revenue is recognized for diesel fuel sales at the plant per typical point-of-sale systems, i.e. when the customer takes delivery and payment is received.  The price of diesel fuel is updated daily. Revenue is recognized for mini refineries and services when the terms of the customer order, including price and method of payment, has been approved by both parties and delivery has been made or services rendered.

The Company has been an ongoing concern since January 1, 2008 and has ongoing sales since inception to the present.  The Company generated revenue of $110,088 in the nine months ended March 31, 2011 ($45,382 in 2010).

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

•

Level 1:  Quoted prices in active markets for identical assets or liabilities

•

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities;  quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•

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

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2011
Assets
Note Receivable	$40,000	$-	$-	$40,000
Deposits	18,036	-	-	18,036
	$58,036	$-	$-	$58,036
Liabilities

Bank Line of Credit	$78,212	$-	$-	$78,212
Notes Payable	-	95,000	-	95,000
Deferred Investments	-	104,000	-	104,000
Stockholder Loans	-	52,000	-	52,000
	$78,212	$251,000	$-	$329,212

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

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to various Topics.” This Standard is being updated to eliminate outdated or inconsistent GAAP standards and to clarify the Boards original intent mainly with regards to derivatives and hedging. This is effective for the first reporting period (including interim periods) beginning after issuance. ASU No. 2010-08 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” related to ASC Topic 820-10.  This update requires new disclosures to; transfers in or out of Levels 1 and 2, activity in Level 3fair value measurements, Level of disaggregation, and disclosures about inputs and valuation techniques. This amendment will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU No. 2010-06 has no impact on the Company’s results of operations, financial condition or cash flows.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for the Company in the first quarter of fiscal year 2010. The Company does not believe that the adoption of ASU 2010-06 will have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statement of operations, or cash flows at this time.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced a loss of $320,594 in the nine months ended March 31, 2011,  (loss of $287,282 in 2010). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The Company has potentially dilutive securities outstanding as of March 31, 2011 in the form of convertible debt.  However the conversion would be anti dilutive, since the Company is in a loss position, and was therefore not considered in the calculation of earnings per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended March 31, 2011 and 2010, respectively.

Numerator:

Basic and diluted net loss per share:	2010	2009
Net Loss	$(320,594)	$(287,282)

Denominator

Basic and diluted weighted average
number of shares outstanding	82,573,627	79,740,500

Basic and Diluted Net Loss Per Share

$(0.00)	$(0.00)

Notes Receivable,

March 31,
2010	2009
$40,000	$40,000

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

Property, Plant and Equipment

	March 31,
	2011	2010
Refinery	$857,025	$857,025
Leasehold Improvements	31,885	31,885
Vehicles	52,461	40,935
Furniture and fixtures	3,422	3,422
	944,793	933,267
Accumulated depreciation	(202,067)	(127,072)
	$742,726	$806,195

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

Bank Line of Credit

March 31,
2011	2010
$78,212	$49,965

The line of credit is funded by Bank of the West, carries interest at 4.75% and is payable upon demand. The rate is variable based on Bank of the West prime rate.

Obligation Under Capital Lease

March 31,
2011	2010
$0	$9,291

On February 28, 2008 Wells Fargo Bank funded a three year lease for a forklift with bargain purchase clause, which was capitalized to $23,380.  Monthly payments of $631.39 were required.  The implicit interest rate was 12.88%.

Notes Payable

March 31,
2010	2009
$95,000	$95,000

On November 11, 2009 EGT entered into a stock purchase agreement with Envirotek Inc., a Nevada holding company, which holds stock of entities engaged in alternative fuel production such as bio-diesel. Under the agreement, Envirotek was to acquire 51% of EGT stock, and to loan EGT $250,000 in stages. In November 2009 Envirotek advanced EGT $65,000 and a further 30,000 from January 28 to March 3rd 2010 under promissory notes. The $65,000 note carries no interest, requires no payments and matures January 20, 2013. On April 26, 2010 The Board of Directors rescinded the agreement with Envirotek Inc. This effectively ended the business relationship between the two companies. Envirotek subsequently ceased operations. The advances were classified as a non current liability pending renewed communication with Envirotek.

Deferred Investments

March 31,
2011	2010
$104,000	$0

On February 25, 2010 the Company signed an investment agreement with two individuals Steve Hayden III and Steve Hayden IV, wherein they deposited $ 107,000 into the Company in return for 25% of Net Profit over 24 months beginning June 30, 2010. Net Profit was defined as fuel sales less oil, delivery and processing costs, and taxes.  The minimum return, royalty, was specified as $200,000.  No royalty payments were payable under the agreement in 2010.  The investment was amortized pro rata in 2011.

Stockholder Loans

	March 31,
	2011	2010
Robert Neuberger	$0	$2,000
Joseph Spadafore	50,000	50,000
Barankovitch	6,000	0
	$56,000	$52,000

Stockholder loans carry no interest, have no terms of repayment, and are non callable.

Repayment is discretionary.  Both lenders are officers of the Company.

3.

Capital Structure

On February *** 4,658,000 shares were issued in exchange for stock of the subsidiary, “old” Extreme Green Technologies Inc. (EGT) on a 2 for 1 basis:  2 shares of “old” EGT for 1 share of the Company.

On February **the Company sold 1,140,000 restricted shares for cash to three investors at 5 cents per share, realizing $57,000.

As at March 31, 2011 the Company was authorized to issue 200,000 common shares, of which   102,438,650 were issued and outstanding.

4.

Commitments and Contingencies

The Company entered into a three year lease for an office and manufacturing building in Corona, California on February 15, 2008 at the rate of $8,050 per month.  Renewal of the lease is under negotiation as at March 31, 2011.

5.

Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

6.

Subsequent Events

Events subsequent to March 31, 2011 have been evaluated through April 12, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $560,297 for the three months ended Mar. 31, 2011, compared with a net loss of $108,251 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on June 30, 2010 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

As of March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 8K filed Jan. 26, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2011, 4,658,000 shares were issued in exchange for stock of the subsidiary, “old” Extreme Green Technologies Inc. (EGT) on a 2 for 1 basis:  2 shares of “old” EGT for 1 share of the Company.

In February  2011, the Company sold 1,140,000 restricted shares for cash to three investors at 5 cents per share, realizing $57,000.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: April 18, 2011

BookMerge Technologies, Inc.
Registrant

By: /s/ Richard Carter
Richard Carter Chairman of the Board Chief Executive Officer