Form 10-Q/A
period 2010-12-31
Book Merge Technology, Inc.
filed 2011-08-17
CIK 1440280

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$22,549	$8,686
Accounts Receivable	3,669	11,282
Inventory	26,287	62,437
Total Current Assets	52,505	82,405

Property plant and equipment,
net of accumulated depreciation	743,202	781,331

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036
Total Other Assets	58,036	18,036
TOTAL ASSETS	$853,743	$921,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$130,342	$125,230
Credit Cards	6,710	46,495
Bank Line of Credit	82,047	49,965
Deferred Rent	6,968	9,221
Current portion, long term debt	6,000	6,000
Total Current Liabilities	232,067	236,911

Long Term Debt
Obligation under capital lease	631	9,291

Other Liabilities
Notes Payable	95,000	95,000
Deferred Investments	57,000	114,000
Shareholder Loans	52,000	52,000
Total Other Liabilities	204,000	261,000
Total Liabilities	436,698	507,202

Stockholders' Equity
Common Stock, $0.001 par value, authorized 200,000,000; issued and outstanding
80,090,500 as at June 30, 2010 96,640,500 as at December 31, 2010	96,641	80,091
Additional paid-in capital	1,740,486	1,536,209
Deficit	(1,388,608)	(1,185,359)

Equity attributable to common stockholders	448,519	430,941
Equity attributable to noncontrolling interest (Note 1)	(31,475)	(16,371)
Total Equity	417,044	414,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$853,742	$921,772

The accompanying notes are an integral part of these financial statements.

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the six months and three months ended December 31, 2010 and 2009
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues	$19,928	$1,407	$38,370	$27,181
Cost of Sales, exclusive of depreciation expense	46,486	31,089	72,067	38,406

Selling, General and Administrative
Expenses
Advertising and Marketing	3,685	2,709	7,585	3,157
Occupancy Costs	7,505	25,765	21,765	38,674
Salaries and wages	43,448	6,707	74,676	14,707
Consulting	-	30,000	-	27,055
Legal and professional fees	9,867	954	17,538	2,305
Other selling, general and administrative expenses	39,246	112,974	72,109	161,851
	103,751	179,109	193,673	247,749
Net Income before other income
and expenses	(130,309)	(208,791)	(227,370)	(258,974)

Other Income and expenses
Interest income	12,803	-	9,431	-
Interest expense	(322)	(2,579)	(414)	(5,954)
	12,481	(2,579)	9,017	(5,954)

Net Loss	(117,828)	(211,370)	(218,353)	(264,928)

Net (Income) Loss attributable to noncontrolling interest (Note 1)	16,985	20,934	31,475	24,225

Net Loss attributable to
common stockholders	(100,843)	(190,436)	(186,878)	(240,703)

Basic and dilutive earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	82,848,858	79,390,500	79,740,500	76,760,250

The accompanying notes are an integral part of these financial statements.

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 28, 2008 to December 31, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
					(Restated)

Balances Feb. 28, 2008, (Incorporation)	-	$-	$-	-	$-	$-
Common stock issued: cash	70,000,000	70,000	(67,500)	-	-	2,500
Common stock for services	4,130,000	4,130	3,960	-	-	8,090
Net. Loss for the period	-	-	-	-	(55,100)	(55,100)
Balances, June 30, 2008	74,130,000	74,130	(63,540)	-	(55,100)	(44,510)

Common stock issued: cash	5,260,500	5,261	32,314	-	-	37,575
Net loss for the year	-	-	-	-	(26,506)	(26,506)
Balances, June 30, 2009	79,390,500	79,391	(31,226)	-	(81,606)	(33,441)

Common stock for services	700,000	700	4,300	-	-	5,000
Restatement of equity per reorganization	-	-	1,563,135	-	(931,506)	631,629
Net loss for the year	-	-	-	-	(188,618)	(188,618)
Balances, June 30, 2010	80,090,500	80,091	1,536,209	-	(1,201,730)	414,570

Common stock issued pursuant to plan of reorganization	16,550,150	16,550	(16,550)	-	-	-
Adjustments per reorganization	-	-	220,827	-	-	220,827
Net loss for the six months	-	-	-	(31,475)	(186,878)	(186,878)

Balances, Dec. 31, 2010	96,640,650	$96,641	$1,740,486	$(31,475)	$(1,388,608)	$417,044

The accompanying notes are an integral part of these financial statements.

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended December 31, 2010 and 2009
(Unaudited)

	2010	2009
	(Restated)	(Restated)
Cash Flows from Operating Activities
Net Income after taxes	$(218,353)	$(179,030)
Adjustments to reconcile net loss to net cash
used by operations:
Depreciation	50,130	49,150

Change in operating assets and liabilities:
Accounts Receivable	7,613	35,237
Accounts Payable and accrued expenses	5,113	(25,291)
Current portion long term debt		6,000
Credit Cards	(39,785)	36,930
Inventory	36,150	(61,930)
Deferred Rent	(2,253)	2,931
Net Cash provided by Operating Activities	(161,385)	(136,003)

Non Cash Investing and Financing Activities
Non cash issue of stock for debt	-	500,000
Non cash reorganization adjustments	220,827	41,297
Adjustments to reconcile net loss to net cash	-	-
used by non cash investing and financing activities	220,827	541,297

Cash Flows from Investing Activities
Purchase of Property and Equipment	(12,001)	(552,766)
Proceeds of note receivable	-	40,000
Repayment/reclassification of capital lease	(8,660)	(2,280)
Proceeds (amortization) of deferred investments	(57,000)	209,000
Net Cash (used by) Investing Activities	(77,661)	(306,046)

Cash Flows from Financing Activities
Bank Line of Credit	32,082	(471,835)
Proceeds of stockholder loans	-	52,000
Sale of stock for cash	-	37,575
Net Cash (used by) Financing Activities	32,082	(382,260)

Net increase (decrease) in cash	13,863	(283,012)
Cash and cash equivalents, beginning of period	8,686	291,698

Cash and cash equivalents, end of period	$22,549	$8,686

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

(Unaudited)

For the six months ended

December 31, 2010

1.

Organization and Nature of Operations

Presentation

On October 11, 2010 the Company, as Book Merge Technology, Inc, (BMT), entered into a plan of reorganization with Extreme Green Technologies Inc. (EGT).  A reverse merger was effected , wherein BMT, (the shell), was the surviving company and legal acquirer whereas EGT was the operating company.  Accordingly, operations of the entity for the six months ended December 31, 2011 are retroactively reported as those of EGT.  BMT has changed its name to Extreme Green Technologies, Inc.

Organization

The Company F.K.A. Book Merge Technology, Inc. (the legal acquirer) was incorporated February 28, 2008 In the State of Nevada as Big West Environmental, Inc.  The Company intended to enter into the sale and distribution of solar PV panels.  The Company has devoted substantially all its efforts to business planning and development since inception.  The Company has realized no revenue from it s planned business purpose. After evaluation of current opportunities, the Company entered into an agreement with EGT on October 11, 2010 to enter the bio fuel industry.  The Company changed its name to Extreme Green Technology Inc.

Extreme Green Technologies, Inc. (the operating company) was incorporated under the laws of the State of Nevada on December 23, 2003 for the purpose of developing, marketing and commercializing bio-diesel fuel, bio-diesel processors and related products.  In January 2008 the name was changed from Ryan Enterprises, Inc. to Extreme Green Technologies, Inc. (“EGT”).  The Company has the relevant licenses for bio diesel production in California and is “doing business as” Extreme Biodiesel”.

Current Business of the Company

On January 1, 2008 the operating company Extreme Green Technologies Inc. (EGT), a private California corporation,  purchased an existing business, Extreme Biodiesel, which had, since 2004, been manufacturing home biodiesel processors.  In February, 2008 EGT moved to an 11,400 square foot building at 1560 Maple Street, Corona, California to set up a licensed bio diesel refinery and factory for refining diesel oil and manufacturing bio diesel processors.  A spike in fuel prices in 2008 created a demand for EGT’s processors that propelled processor sales in that year to $885,825.  The refinery at the outset was able to produce 2,000 gallons per day and is being expanded.

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

On October 11, 2010 BookMerge had achieved a 51% interest in EGT, gaining control.  The reverse acquisition was effected on that date. The reorganization continued with stock swaps, but was not complete by December 31, 2010. As at December 31, 2010 BookMerge owned an 85.5853 percent controlling interest in EGT, and EGT was a subsidiary of BookMerge. BookMerge has changed its name to Extreme Green Technologies, Inc.

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

Prior Period Adjustment

The Company reported as a Development Stage Company in 2008 and 2009.  The Company had purchased on ongoing business on January 1, 2008 and was effectively in the production stage from that date.  An error was therefore made in reporting as a Development Stage Company.  The Company erroneously reported Net Income (Loss) in the Development Stage as a separate element  of Net Income (Loss) and  Deficit in the Development Stage as a separate element of  Accumulated Deficit.  The financial statements  have been re-stated by a prior period adjustment to eliminate these  separate elements of net income (loss) and accumulated deficit.   There was no effect on total net income and net equity in 2009 and 2010.  On the statement of changes in stockholders’ equity the effect of the prior period adjustment is shown retroactively.

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

The Company has been an ongoing concern since January 1, 2008 and has ongoing sales since.  The  Company generated revenue amounted to $885,221 in calendar 2008, which dropped to  $71,100 in 2009, and $99,568 in 2010,  due to the economic downturn and drop in the price of oil.

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

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Note Receivable	$40,000	$-	$-	$40,000
Deposits	18,036	-	-	18,036

	$58,036	$-	$-	$58,036
Liabilities

Bank Line of Credit	$82,047	$-	$-	$82,047
Notes Payable	-	95,000	-	95,000
Deferred Investments	-	107,000	-	107,000
Stockholder Loans	-	52,000	-	52,000

	$82,047	$254,000	$-	$336,047

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was limited sales activity during the 2010 fiscal year as compared to 2009 and 2008.  The company experienced a loss of ($188,878) after allowing for minority interest, in the six months ended December 31, 2010. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Numerator:
	2010	2009
Basic and diluted net loss per share:
Net Loss attributable to common stockholders	$(186,878)	$(240,703)

Denominator

Basic and diluted weighted average number of shares outstanding	79,740,500	76,760,250

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Notes Receivable,	December 31,
	2010	2009

	$40,000	$40,000

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

Property, Plant and Equipment
	December 31,
	2010	2009

Refinery	$857,025	$857,025
Leasehold Improvements	31,885	31,885
Vehicles	52,935	40,935
Furniture and fixtures	3,422	3,422
	945,267	933,267
Accumulated depreciation	(202,065)	(151,936)
	$743,202	$781,331

Depreciation (Included in Other General and Administrative Expenses on the Statement of Operations).	$50,130	$49,150

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

Maintain comprehensive public liability insurance and insurance against all risks of loss or damage

o

Pay sales, use and property taxes on the equipment.

Commitment for payments over the remaining life of the lease are as follows:

2011	$631

Notes Payable

December 31,
2010	2009

$95,000	$65,000

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

Deferred Investments

December 31,
2010	2009

$57,000	$0

On February 25, 2010 the Company signed an investment agreement with two individuals Steve Hayden III and Steve Hayden IV, wherein they deposited $ 107,000 into the Company in return for 25% of Net Profit over 24 months beginning June 30, 2010.  Net Profit was defined as fuel sales less oil, delivery and processing costs, and taxes.  The minimum return, royalty, was specified as $200,000.  No royalty payments were payable currently under the agreement however the amount of the payable due at the maturity of the loan, $50,000, was accrued.

Stockholder Loans
	2010	2009
Robert Neuberger	$2,000	$2,000
Joseph Spadafore	50,000	50,000
	$52,000	$52,000

Stockholder loans carry no interest, have no terms of repayment, and are non callable.

Repayment is discretionary.  Both lenders are officers of the Company.

3.

Provision for Income Tax

No provision was made for federal income tax for the six months ended December 31, 2010 and 2009, since the Company had significant net operating loss. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes as of December 31, 2010 is approximately $ 1,500,000 The net operating losses will expire in 2027 through 2030 unless utilized beforehand.

The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

The components of the net deferred tax asset are summarized below:

	December31,
	2010	2009
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)%	(6)%
Changes in valuation allowance	(40)%	(40)%
Tax expense at actual rate	(-)%	(-)%

	12/31/2010	12/31/2009
Deferred tax asset – net operating loss	$600,000	$405,000
Less valuation allowance	(600,000)	(405,000)

Net deferred tax asset	$0	$0

4.

Accounting Errors

Accounting errors occurred on the December 31, 2009 and 2010 balance sheet and statement of cash flows, in that certain items were not classified correctly according to generally accepted accounting principles. The items were re-classified and the statements restated as follows:

1.

Balance Sheet:  Note Payable of $95,000 in 2010 was distributed from Deferred Investments to a separate line item to more accurately represent the nature of the notes payable.

2.

Statement  of Cash Flows:

a.

Purchase of Note Receivable of $40,000 in 2009 has been re-categorized from Cash Flows from Financing Activities to Cash Flows from Investing Activities.

b.

 Sale of stock for cash of $37,575 in 2009, have been re-categorized from Cash Flows from Investing Activities to Cash Flows from Financing Activities.

c.

Non cash issue of stock for debt of $500,000 in 2009 was re-categorized from Cash Flows from Financing Activities  to Non Cash Investing and Financing Activities.

d.

Non-cash reorganization adjustments of $220,827 in 2010 and $41,297 in 2009 was re-categorized from Cash Flows from Investing Activities to Non Cash Investing and Financing Activities.

The effect of the items on earnings and net equity is:

Effect on

Earnings and

Item

As Originally Reported

As Restated

Net Equity

Balance Sheet

Note Payable

Integral with Deferred

Note Payable

$95,000 (2010)

Investments $202,000

$95,000 (2010)

Nil

Statement of Cash Flows

a. Purchase of Note

Cash flows from

Cash slows from

Receivable

Financing Activities

Investing Activities

$40,000 (2009)

 $40,000 (2009)

$40,000 (2009)

Nil

b. Sale of stock for cash:

 Cash flows from

Cash flows from

Investing Activities

 Financing Activities

$37,575 (2009)

$37,575 (2009)

$37,575 (2009)

Nil

c. Issue of Stock

Cash flows from

Non Cash Investing

For Debt

Financing Activities

and Financing

$500,000 (2009)

$500,000 (2009)

Activities $500,000(2009)

Nil

d. Reorganization

Cash Flows from

Non Cash Investing

Adjustments

Investing Activities

and Financing Activities

$ 220,827 (2010)

$220,827 (2010)

$220,827 (2010)

Nil

$ 41,297 (2009)

$ 41,297 (2009)

$41,297 (2009)

Nil

Total effect on earnings and Net Equity, 2009, 2010

Nil

5.

Capital Structure

The Company issued 16,550,000 common shares to the former stockholders of the original Extreme Green Technologies, Inc. during the six months ended December  31, 2010, pursuant to the Plan of Reorganization, per Note 1.

The Company is authorized to issue 200,000,000 common shares, of which 96,640,500 were issued and outstanding as at December 31, 2010

6.

Commitments and Contingencies

The Company entered into a three year lease for an office and manufacturing building in Corona, California on February 15, 2008 at the rate of $8,050 per month.  Lease commitments over the life of the lease are:

2011  $ 12,075

7.

Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

8.

Subsequent Events

Events subsequent to December 31, 2010 have been evaluated through May 26, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keepthe financial statements from being misleading.

The Company completed the stock swap related to the reorganization agreement with BookMerge Technologies Inc. on March 31, 2011. Management found no other subsequent events to be disclosed.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 12, 2011

BookMerge Technologies, Inc.
Registrant

By: /s/ Richard Carter
Richard Carter Chairman of the Board Chief Executive Officer