Form 10-Q/A
period 2011-03-31
Book Merge Technology, Inc.
filed 2011-08-18
CIK 1440280

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

	March 31,	June 30,
	2011	2010
ASSETS	(Unaudited)	Note 1

Current Assets
Cash and cash equivalents	$1,417	$8,785
Accounts Receivable	45,283	11,183
Inventory	37,651	62,437
Total Current Assets	84,351	82,405

Property plant and equipment, net of accumulated depreciation	717,262	781,331

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036

Total Other Assets	58,036	18,036

TOTAL ASSETS	$859,649	$921,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$157,863	$117,230
Settlement Agreements	17,472
Credit Cards	-	46,495
Bank Line of Credit	78,212	49,965
Deferred Payroll		8,000
Deferred Rent	6,211	9,221
Current portion, long term debt	6,000	6,000
Total Current Liabilities	265,758	236,911

Long Term Debt
Obligation under capital lease	-	9,291

Other Liabilities
Notes Payable	95,000	95,000
Deferred Investments	104,000	114,000
Shareholder Loans	54,000	52,000
Total Other Liabilities	253,000	261,000

Total Liabilities	518,758	507,202

Stockholders' Equity
Common Stock, $0.001 par value, authorized 200,000,000; issued and outstanding 80,090,500 as at June 30, 2010; 102,438,650 as at March 31, 2011	102,439	80,091
Additional paid-in capital	1,760,776	1,536,209
Deficit	(1,522,324)	(1,201,730)
Total Stockholders' Equity	340,891	414,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$859,649	$921,772

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months and three months ended March 31, 2011 and 2010
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$71,552	$18,201	$110,088	$45,382
Cost of Sales exclusive of depreciation expense	10,367	19,910	93,798	58,317

Gross Profit	61,185	(1,709)	16,290	(12,935)

Selling, General and Administrative Expenses
Advertising and Marketing	1,394	4,729	7,679	7,886
Occupancy Costs	26,297	8,654	101,164	47,328
Salaries and wages	44,641	40,191	119,083	54,899
Consulting	-	-	-	27,055
Legal and professional fees	12,261	2,319	29,799	4,624
Other selling, general and administrative expenses	38,603	47,484	72,885	123,437
Total Expenses	123,196	103,377	330,610	265,229

Net Income before other income and expenses	(62,011)	(105,086)	(314,320)	(278,164)

Other Income and Expenses
Interest income	-	-	1,517	-
Interest expense	(2,743)	(3,165)	(7,791)	(9,118)
Total Other Income and Expenses	(2,743)	(3,165)	(6,274)	(9,118)

Net Income	$(62,011)	$(108,251)	$(320,594)	$(287,282)

Basic and dilutive earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,539,883	80,090,500	82,573,627	79,740,500

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 28, 2008 to March 31, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances February 28, 2008 (incorporation)	-	$-	$-	$-	$-
Common stock issued for cash	70,000,000	70,000	(67,500)	-	2,500
Common stock for services	4,130,000	4,130	3,960	-	8,090
Net. Loss for the period	-	-	-	(55,100)	(55,100)
Balances, June 30, 2008	74,130,000	74,130	(63,540)	(55,100)	(44,510)

Common stock issued for cash	5,260,500	5,261	32,314	-	37,575
Net loss for the year	-	-	-	(26,506)	(26,506)
Balances, June 30, 2009	79,390,500	79,391	(31,226)	(81,606)	(33,441)

Common stock for services	700,000	700	4,300	-	5,000
Restatement of equity per reorganization	-	-	1,563,135	(931,506)	631,629
Net loss for the year	-	-	-	(188,618)	(188,618)
Balances, June 30, 2010	80,090,500	80,091	1,536,209	(1,201,730)	414,570

Common stock issued pursuant to plan of reorganization	16,550,150	16,550	(16,550)	-	-
Adjustments per reorganization	-	-	189,915	-	189,915
Shares issued in exchange	4,658,000	4,658	(4,658)	-	-
Sale of stock for cash	1,140,000	1,140	55,860	-	57,000
Net loss for the nine months	-	-	-	(320,594)	(320,594)

Balances, March 31, 2011	102,438,650	$102,439	$1,760,776	$(1,522,324)	$340,891

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net Income after taxes	$(320,594)	$(287,282)
Adjustments to reconcile net loss to net cash
used by operations:
Depreciation	50,129	74,013
Change in operating assets and liabilities:
Accounts Receivable	(34,100)	6,403
Accounts Payable and accrued expenses	12,114	31,954
Credit Cards	(46,495)	6,442
Inventory	36,150	170
Deferred Rent	(2,254)	(692)
Deferred Payroll	(8,000)	8,000
Settlement Agreements	95,684
Subscriptions received		50,000
Net Cash provided by Operating Activities	(217,366)	(110,992)

Non Cash Investing and Financing Activities
Amortization of deferred investments	(60,000)
Reorganization adjustments	231,778	(22,000)
Adjustments to reconcile net loss to net cash used by non cash investing and financing activities	171,778	(22,000)

Cash Flows from Investing Activities
Purchase/Retirement of Property and Equipment	(11,525)	(13,940)
Repayment/reclassification of capital lease	(15,291)	(949)
Sale of stock for cash	57,000
Proceeds of deferred investments	50,000
Net Cash (used by) Investing Activities	80,184	(14,889)

Cash Flows from Financing Activities
Bank Line of Credit	(49,965)
Proceeds of note payable		95,000
Proceeds of stockholder loans	8,000	52,000
Net Cash (used by) Financing Activities	(41,965)	147,000

Net increase (decrease) in cash	(7,369)	21,119
Minority Interest
Cash and cash equivalents, beginning of period	8,785	4,501

Cash and cash equivalents, end of period	$1,416	$25,620

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended

March 31, 2011

1.    Organization and Nature of Operations

Presentation

On October 11, 2010 the Company, as Book Merge Technology, Inc, (BMT), entered into a plan of reorganization with Extreme Green Technologies Inc. (EGT).  A reverse merger was effected , wherein BMT, (the shell), was the surviving company and legal acquirer whereas EGT was the operating company.  Accordingly, operations of the entity for the nine months ended March 31, 2011 are retroactively reported as those of EGT.  BMT has changed its name to Extreme Green Technologies, Inc.

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

The Company has been an ongoing concern since January 1, 2008 and has ongoing sales since inception to the present.  The Company generated revenue of $78,698 in the nine months ended March 31, 2011 ($45,382 in 2010).

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

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2011
Assets
Note Receivable	$40,000	$-	$-	$40,000
Deposits	18,036	-	-	18,036
	$58,036	$-	$-	$58,036
Liabilities

Bank Line of Credit	78,212	-	-	78,212
Notes Payable	-	95,000	-	95,000
Deferred Investments	-	54,000	-	54,000
Stockholder Loans	-	52,000	-	52,000
	$78,212	$201,000	$-	$279,212

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

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced a loss of ($287,339) in the nine months ended March 31, 2011,  (loss of $287,282 in 2010). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company was considered a development-stage company until January 1, 2008 when the        company,  purchased an existing business, Extreme Biodiesel, which had, since 2004, been manufacturing home biodiesel processors. The Company has had consistent production and sales since.

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

Numerator:
	2010	2009
Basic and diluted net loss per share:
Net Loss	$(287,339)	$(287,282)

Denominator

Basic and diluted weighted average
number of shares outstanding	82,573,627	79,740,500

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Notes Receivable,
	March 31,2010	June 30,2009

	$40,000	$40,000

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

Property, Plant and Equipment
	March 31,	June 30,
	2011	2010

Refinery	$857,025	$857,025
Leasehold Improvements	31,885	31,885
Vehicles	52,936	40,936
Furniture and fixtures	3,422	3,422
	945,268	933,268
Accumulated depreciation	(227,531)	(151,937)

	$717,737	$781,331

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

Bank Line of Credit
	March 31,	June 30,
	2011	2010

	$78,212	$49,965

The line of credit is funded by Bank of the West, carries interest at 4.75% and is payable upon demand. The rate is variable based on Bank of the West prime rate.

Obligation Under Capital Lease
	March 31,	June 30,
	2011	2010

	$0	$9,291

On February 28, 2008 Wells Fargo Bank funded a three year lease for a forklift with bargain purchase clause, which was capitalized to $23,380.  Monthly payments of $631.39 were required.  The implicit interest rate was 12.88%.

Notes Payable
	March 31,	June 30,
	2010	2009

	$95,000	$95,000

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

Deferred Investments
	March 31,	June 30,
	2011	2010

	$54,000	$114,000

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

Stockholder Loans
	March 31,	June 30,
	2011	2010

Robert Neuberger	$50,000	$50,000
Joseph Spadafore	4,000	2,000
Barankovitch	6,000	0
	$60,000	$52,000

Stockholder loans carry no interest, have no terms of repayment, and are non callable.

Repayment is discretionary.  Both lenders are officers of the Company.

4.    Provision for Income Tax

No provision was made for federal income tax for the year ended December 31, 2010 and 2010, since the Company had significant net operating loss. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes as of December 31, 2010 is approximately $ 1,500,000 The net operating losses will expire in 2028 through 2031 unless utilized beforehand.

The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

The components of the net deferred tax asset are summarized below:

	December31,
	2010	2009
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

	December 31, 2010	December 31, 2009
Deferred tax asset – net operating loss	$600,000	$405,000
Less valuation allowance	(600,000)	(405,000)

Net deferred tax asset	$0	$0

3.    Capital Structure

In February 2010, 4,658,000 shares were issued in exchange for stock of the subsidiary, “old” Extreme Green Technologies Inc. (EGT) on a 2 for 1 basis:  2 shares of “old” EGT for 1 share of the Company.

In February, 2010, the Company sold 1,140,000 restricted shares for cash to three investors at 5 cents per share,  realizing $57,000.

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