Form 10-K/A
period 2010-06-30
Book Merge Technology, Inc.
filed 2011-09-13
CIK 1440280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

AMENDMENT NO. 1
to
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑  No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The aggregate market value of the registrant's $0.001 par value common equity held by non-affiliates of the registrant was $1,325,859; this is based upon the last trade of the common stock at $0.35 on October 18, 2010. The Registrant had outstanding 80,090,500 shares of Common Stock.

As of October 25, 2010 there were 80,090,500 common shares par value $0.001 issued and outstanding.

EXPLANATORY NOTE

BookMerge Technologies Inc .(the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on or about October 26, 2010 (the “Original Report”) to amend the following:

The Registrants cover page to its Original Report as filed on or about October 26, 2010 contained an incorrect selection of shell status as defined in Rule 12b-2. The registrant in fact is not a Shell nor has it been for the prescribed year reports. The Company is making this amendment to properly check the box that says No, the Company is not a Shell Company as defined in Rule 12b-2 of the Exchange act.

There have been no other changes to the report herein filed on Form 10-K/A. The entire 10-K is just being filed it its entirety here in this Amendment No. 1.

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

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A."Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "BOOKMERGE TECHNOLOGIES INC "we," "our," "BOOKMERGE TECHNOLOGIES INC.," and "us" refer to BOOKMERGE TECHNOLOGIES INC.

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

EGT's mission is to satisfy the biodiesel demand and eliminate US reliance on foreign oil, reduce the environmental impact of fossil fuels, avoid petroleum price volatility, create "green" jobs, reduce transportation costs for goods, and help create a self-sustaining fuel system in the USA.

EGT currently has an existing fully licensed and permitted bio-diesel production facility in Corona, CA capable of producing up to 4,000 gallons per day of bio-diesel fuel from virgin and waste vegetable oil. The current plant is expandable to 20,000 gallons per day as demand dictates. It currently markets five different "Extreme Extractor" personal bio-diesel processors through its website (www.ExtremeBiodiesel.com), Diesel World Magazine, trade shows and periodic television shows (such "Extreme 4x4"). EGT is very active in research and development of alternative raw material supplies for creating EPA accepted alternative fuel for most all diesel engines.

Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the ticker symbol (BRKM) "BOOKMERGE TECHNOLOGIES INC.". As of the date of this report there has been minimal trading of our common stock. The Company cannot provide any guarantee or assurance a liquid market will ever develop for the common stock in the future. If such a market is not developed shareholders would not be able to sell their shares.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2010. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management's assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor's report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely effected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

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

ITEM 6. SELECTED FINANCIAL DATA.

Summary of Financial Data

As of June 30, 2010

Revenues	$0

Operating Expenses	$42,340

Earnings (Loss)	$(43,627)

Total Assets	$84,492

Liabilities	$156.560

Shareholders' Equity	$(72,068)

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

See accompanying notes to financial statements

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 1 - Nature of Business

Book Merge Technology, Inc. (the "Company") is a development stage enterprise that was incorporated on February 28, 2008, in the state of Nevada as BigWest Environmental, Inc. The Company intended to enter into the sale and distribution of solar PV panels. After evaluation of current opportunities, the Company changed its focus away from solar PV panels and is currently working on agreements to enter the Bio Fuel Industry.

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in it developmental stage as defined in FASB ASC 915, "Development Stage Entities." The Company has devoted substantially all of its effort to business planning and development since inception.

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

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with FASB ASC Topic 740 (formally SFAS No. 109 "Accounting for Income Taxes").  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

Share Based Expenses

The Company complies with FASB ASC Topic 718 Compensation'Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC Topic 718 upon formation of the company and expenses share based costs in the period incurred.

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Valuation of Investments in Securities and Securities at fair value Definition and Hierarchy

Effective January 1, 2008, the Company adopted FASB ASC 820-10-15, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the Financial Accounting Standards Board ("FASB") requires or permits fair value measurements but does not require any new fair value measurements. The Company had adopted FASB ASC 820-10-15, which had deferred the effective date for the disclosure of fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FASB ASC 820-10-15 did not have any material impact on the Company's financial statements.

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Valuation of Investments in Securities and Securities at fair value Definition and Hierarchy

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

Level 1   unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.
Level 2   inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3   inputs that are unobservable in the marketplace and significant to the valuation

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

Recent Accounting Pronouncements

In October 2009, the FASB approved for issuance Emerging Issues Task Force ("EITF") issue 08-01, Revenue Arrangements with Multiple Deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, ("ASU 2009-05"). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company's adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

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

In December 2007, FASB issued FASB ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of FASB ASC 810-10-10, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-10-65 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of FASB ASC 810-10-65 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FASB ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB ASC 820-10-05, Fair Value Measurements, when there has been a significant decrease in the volume and level of activity for an asset or liability. FASB ASC 820-10-65 does not change the measurement objective of FASB ASC 820-10-05 which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FASB ASC 820-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

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

In May 2009, the FASB issued FASB ASC 855-10-15, Subsequent Events. This Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements ("recognizable subsequent events"). This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. FASB ASC 855-10-15 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10-15 did not have a significant impact on our financial statements.

In June 2009, the FASB issued FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Statement establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10-65 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB ASC 860-10-1 ("SFAS 166"). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements.

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 2  Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB ASC 810-10-15 ("SFAS 167"). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

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

Note 3 -Stockholders' Equity

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

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 3 -Stockholders' Equity (continued)

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

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONMENTAL, INC.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009
Note 5 -Related Party Transactions

During the years ended June 30, 2009, the Company engaged the services of Genesis Corporate Development ("Genesis") as a consultant in assisting the Company obtain and retain its listing on a national stock exchange. As of the date of the auditor's report, the director of Genesis either directly or indirectly owned more than 5% or our common stock outstanding. For the years ended June 30, 2010 and 2009, we incurred fees of $0 and $24,390 for services performed by Genesis. Further, there was a balance payable to Genesis of $23,500 and $33,450 as of June 30, 2010 and 2009.

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

Note 6  Subsequent Events

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

ITEM 9 . CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 1, 2010, Board of Directors of the Registrant terminated the services of Sam Kan, CPA. The Company engaged Eddie Chin Chartered Accountant as the Registrant's new independent registered public account During the registrant's two most recent periods and the subsequent interim periods thereto, there were no disagreements with Sam Kan, CPA's whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Sam Kan, CPA's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements, nor were there any up to and including the time of dismissal on October 1, 2010.  On October 7, 2010, the registrant engaged Eddie Chin, Chartered Accountant, registered with the PCAOB under his full name Eddy Siat Leong Chin, as its independent accountant. During the most recent fiscal years and the interim periods preceding the engagement, the registrant requested Eddie Chin, CPAs review and audit the requisite periods which the firm has completed.

ITEM 9A(T)   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of BookMerge Technologies Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Wayne A Doss. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be "material weaknesses."

BookMerge Technologies Inc. will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, BookMerge Technologies Inc. will enhance and test our year-end financial close process. Additionally, BookMerge Technologies Inc.'s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management's Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2010 was not effective in the specific areas described in the Disclosure Controls and Procedures section above and as specifically described in the paragraphs below.

As of June 30, 2010 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company's internal controls over its financial reporting processes:

● Policies and Procedures for the Financial Close and Reporting Process - Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company's internal controls over its financial reporting processes.

● Representative with Financial Expertise - For the year ending December 31, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company's internal controls over its financial reporting processes.

● Adequacy of Accounting Systems at Meeting Company Needs - The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company's internal controls over its financial reporting processes.

● Segregation of Duties - Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company's internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

● BookMerge Technologies Inc. will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

ITEM 9B . OTHER INFORMATION.

None

PART III

ITEM 10 . DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BookMerge Technologies Inc.'s executive officer and director and his respective age as of December 31, 2010 are as follows:

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

BOOKMERGE TECHNOLOGIES INC.

By:	/s/ Richard B. Carter
Richard B. Carter
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Director

Date: September 8, 2011

By:	/s/ Joseph J. Spadafore
Joseph J. Sapdafore Secretary, Vice-President and Director

Date: September 8, 2011