Form 10-Q/A
period 2010-09-30
Book Merge Technology, Inc.
filed 2011-09-29
CIK 1440280

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

_______________________________________________________________

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

BOOK MERGE TECHNOLOGY, INC.

(F.K.A. BIGWEST ENVIRONMENTAL, INC.)

Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and 2009, and the

Period of February 28, 2008 (Incorporation) to September 30, 2010

BOOK MERGE TECHNOLOGY, INC.

(F.K.A. BIGWEST ENVIRONMENTAL, INC.)

Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and 2009, and the

Period of February 28, 2008 (Incorporation) to September 30, 2010

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONEMNTAL, INC.)

Balance Sheets

	September 30, 2010	June 30, 2010

	(unaudited)
ASSETS
Current assets
Cash	$13,884	$84,492
Total current assets	13,884	84,492

Total assets	$13,884	$84,492

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$51,793	$38,887
Related party payables	17,755	17,755
Total current liabilities	69,548	56,642

Notes payable	49,918	99,918

Total liabilities	119,466	156,560

Stockholders' Deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 80,090,500 issued and outstanding at September 30 and June 30, 2010	80,091	80,091
Additional paid in capital	(26,926)	(26,926)
Deficit accumulated during the development stage	(158,747)	(125,233)
Total stockholders' deficit	(105,582)	(72,068)

Total liabilities and stockholders' deficit	$13,884	$84,492

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONEMNTAL, INC.)

Statements of Operations (unaudited)
			For the periodfrom February 28, 2008 (incorporation) to September 30, 2010
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

See accompanying notes to unaudited financial statements

BOOK MERGE TECHNOLOGY, INC.
(f.k.a. BIGWEST ENVIRONEMNTAL, INC.)

Statements of Cash Flows (unaudited)
			For the period from February 28, 2008 (incorporation) to September 30, 2010

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

Company History

Since incorporation and prior to October 11, 2010 the Company has not begun any revenue generating operations and activities have been limited to raising proceeds through the sale of our common stock via our registered offering that was filed on Form SB-2 August 8, 2008, maintaining the requirements of a reporting company as defined under the Exchange Act of 1934, and researching potential markets to launch our business.

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

Liquidity and Capital Resources

As of September 30, 2010, we have $13,844 of cash available.  We have current liabilities of $119,466.  From the date of incorporation (February 28, 2008) to September 30, 2010 the Company has recorded a net loss of $158,747 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We have not generated any revenues to date and as of September 30, 2010 we have sold approximately 5,960,500 common shares from our 28,000,000 direct offering of common stock at $0.05 per share pursuant to our registered offering.

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

As of Sept. 30, 2010 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.   The Company intends to add additional accounting personnel to help rectify this weakness.

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

Book Merge Technology, Inc.

Dated: September 28, 2011	/s/ Richard Carter, Esq.
Richard Carter, Esq.
Chief Executive Officer and Chief Financial Officer