Form 10-Q/A
period 2011-03-31
Book Merge Technology, Inc.
filed 2011-09-29
CIK 1440280

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A2

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

	March 31,	June 30,
	2011	2010
ASSETS	(Unaudited)	Note 1

Current Assets
Cash and cash equivalents	$1,354	$8,785
Accounts Receivable	11,178	11,183
Inventory	37,651	62,437
Total Current Assets	50,183	82,405

Property plant and equipment,
net of accumulated depreciation	717,737	781,331

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036

Total Other Assets	58,036	18,036

TOTAL ASSETS	$825,956	$921,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$99,003	$117,230
Settlement Agreements	17,472
Credit Cards	-	46,495
Bank Line of Credit	78,212	49,965
Deferred Payroll		8,000
Deferred Rent	6,211	9,221
Current portion, long term debt	-	6,000
Total Current Liabilities	200,898	236,911

Long Term Debt

Obligation under capital lease	-	9,291

Other Liabilities
Note Payable	95,000	95,000
Deferred Investments	54,000	114,000
Shareholder Loans	60,000	52,000
Total Other Liabilities	209,000	261,000

Total Liabilities	409,898	507,202

Stockholders' Equity
Common Stock, $0.001 par value, authorized 200,000,000; issued and outstanding 80,090,500 as at June 30, 2010 102,438,500 as at March 31, 2011	102,439	80,091
Additional paid-in capital	1,802,688	1,536,209
Deficit	(1,489,069)	(1,201,730)
Total Stockholders' Equity	416,058	414,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$825,956	$921,772

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months and three months ended March 31, 2011 and 2010
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Restated)
Revenues	$40,328	$18,201	$78,698	$45,382

Cost of Sales exclusive of depreciation expense	10,430	19,910	82,497	58,317

Selling, General and Administrative

Expenses
Advertising and Marketing	1,394	4,729	8,979	7,886
Occupancy Costs	(756)	8,654	21,008	47,328
Salaries and wages	44,641	40,191	117,817	54,899
Consulting	-	-	-	27,055
Legal and professional fees	12,261	2,319	29,799	4,624
Other selling, general and administrative expenses	38,602	47,484	112,211	123,437
Total Expenses	96,142	103,377	289,814	265,229

Net Income before other income and expenses	(66,244)	(105,086)	(293,613)	(278,164)

Other Income and expenses
Interest income	-	-	(606)	-
Refund Finance Charges	-	-	(7,185)	-
Interest expense	(2,743)	(3,165)	1,517	(9,118)
	(2,743)	(3,165)	(6,274)	(9,118)

Net Income	$(68,987)	$(108,251)	$(287,339)	$(287,282)

Basic and dilutive earnings per share	$0	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	79,870,500	102,538,500	82,573,627	79,740,500

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 28, 2008 to March 31, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances February 28, 2008 (incorporation) -		$-	$-	$-	$-
Common stock issued for cash	70,000,000	70,000	(67,500)	-	2,500
Common stock for services	4,130,000	4,130	3,960	-	8,090
Net. Loss for the period	-	-	-	(55,100)	(55,100)
Balances, June 30, 2008	74,130,000	$74,130	$(63,540)	$(55,100)	$(44,510)

Common stock issued for cash	5,260,500	5,261	32,314	-	37,575
Net loss for the year	-	-	-	(26,506)	(26,506)
Balances, June 30, 2009	79,390,500	$79,391	$(31,226)	$(81,606)	$(33,441)

Common stock for services	700,000	700	4,300	-	5,000
Restatement of equity per reorganization	-	-	1,563,135	(931,506)	631,629
Net loss for the year	-	-	-	(188,618)	(188,618)
Balances, June 30, 2010	80,090,500	$80,091	$1,536,209	$(1,201,730)	$414,570

Common stock issued pursuant to plan of reorganization	16,550,000	16,550	(16,550)	-	-
Adjustments per reorganization	-	-	220,827	-	220,827
Shares issued in exchange	4,658,000	4,658	(4,658)	-	-
Sale of stock for cash	1,140,000	1,140	55,860	-	57,000
Adjustments per reorganization	-	-	11,000	-	11,000
Net loss for the nine months	-	-	-	(287,339)	(287,339)

Balances, March 31, 2011	102,438,500	$102,439	$1,802,688	$(1,489,069)	$416,058

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net Income after taxes	$(287,339)	$(287,282)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	75,594	74,013
Amortization	(60,000)
Change in operating assets and liabilities:
Accounts Receivable	5	6,403
Accounts Payable and accrued expenses	(18,227)	31,954
Credit Cards	(46,495)	6,442
Inventory	24,786	170
Deferred Rent	(3,010)	(692)
Deferred Payroll	(8,000)	8,000
Settlement Agreements	17,472
Subscriptions received		50,000
Current portion, long term debt	(6,000)
Net Cash provided by Operating Activities	(311,214)	(110,992)

Cash Flows from Investing Activities
Purchase Property and Equipment	(12,000)	(13,940)
Repayment/reclassification of capital lease	(9,291)	(949)
Sale of stock for cash	57,000
Net Cash (used by) Investing Activities	35,709	(14,889)

Cash Flows from Financing Activities
Bank Line of Credit	28,247
Proceeds of note payable		95,000
Proceeds of stockholder loans	8,000	52,000
Contributed Capital	231,827	(22,000)
Net Cash (used by) Financing Activities	268,074	125,000

Net increase (decrease) in cash	(7,431)	(881)
Cash and cash equivalents, beginning of period	8,785	4,501

Cash and cash equivalents, end of period	$1,354	$3,620

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

Supplemental disclosure of Non Cash Activities
Reorganization adjustments	231,827	(22,000)
Equipment	(12,000)	-
	219,827	(22,000)

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended

March 31, 2011

1.

Organization and Nature of Operations

Presentation

On October 11, 2010 the Company, as Book Merge Technology, Inc, (BMT), entered into a plan of reorganization with Extreme Green Technologies Inc. (EGT).  A reverse merger was effected , wherein BRKM , was the surviving company and legal acquirer whereas EGT was the operating company.  Accordingly, operations of the entity for the nine months ended March 31, 2011 are retroactively reported as those of EGT.  B RKM is in the process of changing its name to Extreme Biodiesel , Inc., the ficticious business name of Extreme Green Technologies, Inc. The name change and the closing of EGT is expected to be completed by 12/31/2011.

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

Current Business of the Company

On January 1, 2008 the operating company Extreme Green Technologies Inc. (EGT), a private Nevada corporation,  purchased an existing business, Extreme Biodiesel, which had, since 2004, been manufacturing home biodiesel processors.  In February, 2008 EGT moved to an 11,400 square foot building at 1560 Maple Street, Corona, California to set up a licensed bio diesel refinery and factory for refining diesel oil and manufacturing bio diesel processors.  A spike in fuel prices in 2008 created a demand for EGT’s processors that propelled processor sales in that year to $885,825.  The refinery at the outset was able to produce 2,000 gallons per day and is being expanded.

On October 11, 2010 the Company entered into a Plan of Reorganization with Extreme Green Technologies, Inc. (EGT), whereby Book Merge was to acquire a minimum of 100 % controlling interest in EGT. The plan was for all EGT stockholders to swap their stock for BookMerge stock on a 2 for 1 basis, (2 EGT for 1 BookMerge), giving BookMerge control.  EGT would be wound up and operations conducted under BookMerge.  BookMerge would assume the name Extreme Green Technologies.  The effect is a reverse merger, wherein BookMerge, (the shell), is the surviving company and legal acquirer whereas EGT, (the operating company), is the accounting acquirer.  Operations of the entity are reported as those of EGT.

On November 10 , 2010 the shareholders of EGT approved the 100% acquisition by BookMerge l.  The reverse acquisition was effected on that date. The reorganization continued with stock swaps and was completed by March 31, 2011.  EGT became a subsidiary of BookMerge. BookMerge has changed its name to Extreme Green Technologies, Inc.

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

Numerato r:

Basic and diluted net loss per share:	2010	2009
Net Loss	$(287,339)	$(287,282)

Denominator

Basic and diluted weighted average
number of shares outstanding	82,573,627	79,740,500

Basic and Diluted Net Loss Per Share

$(0.00)	$(0.00)

Notes Receivable,

March 31,	June 30,
2010	2009
$40,000	$40,000

An advance of $40,000 on March 18, 2009 to Superior Service Recycling was made in a preliminary agreement to purchase Superior’s business.  This business provides EGT with used vegetable oil for bio-diesel production.  It is owned by Scott Brown, a stockholder and Technical Director of EGT. The Board of Directors has stated the intention of completing the transaction. The advance carries no interest or terms of repayment. The expiration our agreement to purchase Superior's business is December 31, 2012. In the event that we do no purchase Superior, the note will become due January 1, 2013. There is no collateral underlying the note receivable.

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

The components of the net deferred tax asset are summarized below:

	December31,
	2010	2009
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-%	-%

	12/31/2010		12/31/2009
Deferred tax asset – net operating loss	$600,000		$405,000
Less valuation allowance	(600,000)		(405,000)
Net deferred tax asset	$0	-	0

4.

Restatement

The Income Statement column “For the Three Months Ended March 31, 2011” has been restated to correctly reflect Sales, Cost of Sales, Expenses and Net Profit.  There was no accounting error, however the compilation of the three month numbers from accounting records was incorrect.  There was no effect on the net income or net equity of the Company, and the report for the nine months ended March 31, 2011 was unaffected.

The effect of the items on earnings and net equity was:

Income Statement: Three months Ended March 11, 2011

			Effect on
	As Originally		Earnings and
Item	Reported	As Restated	Net Equity
Revenue	171,121	40,326
Cost of Sales	139,050	10,430
Expenses	591,246	96,142
Net Income	(559,175)	(66,246)	None**

**Effect on Net Income and net equity for the six month period ended March 31, 2011 was nil.  This was a compilation error affecting presentation of an intra three month period.

5.

Capital Structure

In February 2010, 4,658,000 shares were issued in exchange for stock of the subsidiary, “old” Extreme Green Technologies Inc. (EGT) on a 2 for 1 basis:  2 shares of “old” EGT for 1 share of the Company.

In February, 2010, the Company sold 1,140,000 restricted shares for cash to three investors at 5 cents per share,  realizing $57,000.

As at March 31, 2011 the Company was authorized to issue 200,000 common shares, of which   102,438,500 were issued and outstanding.

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

As of March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective for our corporate reporting as of the end of the period covered by this Quarterly Report. Accounting professionals have been added to address the weaknesses addressed in the Dec. 31, 2010 Form 10Q.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Sept. 28 , 2011

BookMerge Technologies, Inc.
Registrant

By: /s/ Richard Carter
Richard Carter Chairman of the Board Chief Executive Officer