Form 10-K/A
period 2010-06-30
Book Merge Technology, Inc.
filed 2011-09-30
CIK 1440280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30 , 2010. This assessment is based on the criteria for effective internal control described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of  June 30, 2010 was not effective ..

As of June 30, 2010 the Principal Executive Officer/Principal Financial Officer Wayne A. Doss  identified the following specific material weaknesses in the Company's internal controls over its financial reporting processes:

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

Date: September 28 , 2011

By:	/s/ Joseph J. Spadafore
Joseph J. Sapdafore Secretary, Vice-President and Director

Date: September 2 8, 2011