Form 10-Q/A
period 2010-12-31
Book Merge Technology, Inc.
filed 2011-10-03
CIK 1440280

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

TECHNOLGIES INC.

(BookMerge)

INTERIM FINANCIAL STATEMENTS

For the six month period ended

December 31, 2010

John Kinross-Kennedy, C.P.A.
17848 Skypark Circle
Irvine, CA 92614-6401
(949) 955-2522. Fax (949)724-3817
jkinross@zamucen.com

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
as at December 31, 2010 (Unaudited) and June 30, 2010

	December 31,	June 30,
	2010	2010
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$22,549	$8,686
Accounts Receivable	3,669	11,282
Inventory	26,287	62,437
Total Current Assets	52,505	82,405

Property plant and equipment,
net of accumulated depreciation	743,202	781,331

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036

Total Other Assets	58,036	18,036

TOTAL ASSETS	$853,743	$921,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	130,342	125,230
Credit Cards	6,710	46,495
Bank Line of Credit	82,047	49,965
Deferred Rent	6,968	9,221
Current portion, long term debt	6,000	6,000
Total Current Liabilities	232,067	236,911

Long Term Debt

Obligation under capital lease	631	9,291

Other Liabilities
Notes Payable	95,000	95,000
Deferred Investments	57,000	114,000
Shareholder Loans	52,000	52,000
Total Other Liabilities	204,000	261,000

Total Liabilities	436,698	507,202

Stockholders' Equity
Common Stock, $0.001 par value, authorized 200,000,000; issued and outstanding 80,090,500 as at June 30, 2010 96,640,500 as at December 31, 2010	96,641	80,091
Additional paid-in capital	1,740,486	1,536,209
Deficit	(1,388,608)	(1,185,359)

Equity attributable to common stockholders	448,519	430,941

Equity attributable to noncontrolling interest (Note 1)	(31,475)	(16,371)

Total Equity	417,044	414,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$853,742	$921,772

EXTREME GREEN TECHNOLGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the six months and three months ended December 31, 2010 and 2009
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues	$19,928	$1,407	$38,370	$27,181
Cost of Sales, exclusive of depreciation expense	46,486	9,089	72,067	38,406

Selling, General and Administrative Expenses
Advertising and Marketing	3,685	2,709	7,585	3,157
Occupancy Costs	7,505	25,765	21,765	38,674
Salaries and wages	43,448	6,707	74,676	14,707
Consulting	-	27,055	-	27,055
Legal and professional fees	9,867	2,305	17,538	2,305
Other selling, general and administrative expenses	39,246	26,087	72,109	75,953
	103,751	90,628	193,673	161,851
Net Income before other income and expenses	(130,309)	(98,310)	(227,370)	(173,076)

Other Income and expenses
Interest income	12,803	-	9,431	-
Interest expense	(322)	(2,579)	(414)	(5,954)
	12,481	(2,579)	9,017	(5,954)

Net Loss	$(117,828)	$(100,889)	$(218,353)	$(179,030)

Net (Income) Loss attributable to noncontrolling interest (Note 1)	16,985	20,934	31,475	16,371

Net Loss attributable to common stockholders	$(100,843)	$(79,955)	$(186,878)	$(162,659)

Basic and dilutive earnings per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	82,848,858	79,390,500	79,740,500	76,760,250

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 28, 2008 to December 31, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
					(Restated)

Balances Feb. 28, 2008, (Incorporation)	-	$-	$-	-	$-	$-
Common stock issued: cash	70,000,000	70,000	(67,500)	-	-	2,500
Common stock for services	4,130,000	4,130	3,960	-	-	8,090
Net. Loss for the period	-	-	-	-	(55,100)	(55,100)
Balances, June 30, 2008	74,130,000	$74,130	$(63,540)	-	$(55,100)	$(44,510)

Common stock issued: cash	5,260,500	5,261	32,314	-	-	37,575
Net loss for the year	-	-	-	-	(26,506)	(26,506)
Balances, June 30, 2009	79,390,500	$79,391	$(31,226)	-	$(81,606)	$(33,441)

Common stock for services	700,000	700	4,300	-	-	5,000
Restatement of equity per reorganization	-	-	1,563,135	-	(931,506)	631,629
Net loss for the year	-	-	-	-	(188,618)	(188,618)
Balances, June 30, 2010	80,090,500	$80,091	$1,536,209	-	$(1,201,730)	$414,570

Common stock issued pursuant to plan of reorganization	16,550,150	16,550	(16,550)	-	-	-
Adjustments per reorganization	-	-	220,827	-	-	220,827
Net loss for the six months	-	-	-	-	(218,353)	(218,353)
Noncontrolling interest	-	-	-	(31,475)	31,475	-

Balances, Dec. 31, 2010	96,640,650	$96,641	$1,740,486	$(31,475)	$(1,388,608)	$417,044

EXTREME GREEN TECHNOLGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended December 31, 2010 and 2009
(Unaudited)
	2010	2009
	(Restated)	(Restated)
Cash Flows from Operating Activities
Net Income after taxes	$(218,353)	$(179,030)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	50,130	49,149

Change in operating assets and liabilities:
Accounts Receivable	7,613	6,402
Accounts Payable and accrued expenses	5,113	26,810
Subscriptions receivable	-	50,000
Credit Cards	(39,785)	-
Inventory	36,150	162
Deferred Rent	(2,253)	(345)
Deferred Payroll	-	8,000
Net Cash provided by Operating Activities	(161,385)	(38,852)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(12,001)	(13,941)
Repayment/reclassification of capital lease	(8,660)	(565)
Proceeds (amortization) of deferred investments	(57,000)	-
Net Cash (used by) Investing Activities	(77,661)	(14,506)

Cash Flows from Financing Activities
Proceeds of loan (Envirotek)	-	65,000
Bank Line of Credit	32,082	-
Bank Overdraft	-	3,857
Proceeds of stockholder loans	-	2,000
Contributed capital	220,827	(22,000)
Net Cash (used by) Financing Activities	252,909	48,857

Net increase (decrease) in cash	13,863	(4,501)
Cash and cash equivalents, beginning of period	8,686	4,501

Cash and cash equivalents, end of period	$22,549	$-

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

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

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	IdenticalAssets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets

Note Receivable	$40,000	$-	$-	$40,000
Deposits	18,036	-	-	18,036
	$58,036	$-	-	$58,036
Liabilities

Bank Line of Credit	$82,047	$-	$-	$82,047
Notes Payable	-	95,000	-	95,000
Deferred Investments	$-	$57,000	$-	$57,000
Stockholder Loans	$-	$52,000	$-	$52,000
	$82,047	$204,000	$-	$286,047

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was limited sales activity during the 2010 fiscal year as compared to 2009 and 2008.  The company experienced a loss of ($186,878) after allowing for minority interest, in the six months ended December 31, 2010. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Numerator:

Basic and diluted net loss per share:	2010	2009
Net Loss attributable to common stockholders	$(186,878)	$(162,659)

Denominator

Basic and diluted weighted average number of shares outstanding	79,740,500	76,760,250

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Notes Receivable,
	December 31,
	2010	2009
	$40,000	$40,000

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

Property, Plant and Equipment
	December 31,
	2010	2009

Refinery	$857,025	$857,025
Leasehold Improvements	31,885	31,885
Vehicles	52,935	28,935
Furniture and fixtures	3,422	3,422
	945,267	921,267
Accumulated depreciation	(202,065)	(90,206)
	$743,202	$831,061

Depreciation	$50,130	$49,149
(Included in Other General and Administrative Expenses on the Statement of Operations).

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

Obligation Under Capital Lease
	December 31,
	2010	2009
	$631	$7,622

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
631

Notes Payable
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

The components of the net deferred tax asset are summarized below:

	December31,
	2010	2009
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense m,, at actual rate	-	-

	12/31/2010	12/31/2009
Deferred tax asset – net operating loss	$600,000	$405,000
Less valuation allowance	(600,000)	(405,000)

Net deferred tax asset	$0	$0

4.

Accounting Error

An accounting error occurred on the December 31, 2010 and 2009 balance sheet, in that an item was not classified correctly according to generally accepted accounting principles. The item was re-classified and the statement restated as follows:

Balance Sheet :  Note Payable of $95,000 in 2010 and 2009 was distributed from Deferred Investments to a separate line item to more accurately represent the nature of the note payable.

The effect of the items on earnings and net equity is:

Item	As Originally Reported	As Restated	Effect on Earnings and Net Equity

Balance Sheet
Note Payable	Integral with Deferred	Note Payable
$95,000 (2010, 2009)	Investments $202,000	$95,000 (2010, 2009)	Nil

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $117,828 for the three months ended Dec. 31, 2010, compared with a net loss of $100,889 for the three months ended Dec. 31, 2009.

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

As of December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over

financial reporting and that may be considered to be material weaknesses.   The Company intends to add additional accounting professionals to address this weakness.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: September 30, 2011.

BookMerge Technologies, Inc.
Registrant

By: /s/ Richard Carter
Richard Carter Chairman of the Board Chief Executive Officer