Form 10-K
period 2011-06-30
Book Merge Technology, Inc.
filed 2011-10-03
CIK 1440280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

Commission File Number: 333-152837

BOOKMERGE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

NEVADA	36-4627722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BookMerge Technology, Inc.

1560 N. Maple Street

Corona, CA 92880

 (951) 734-5344

 (Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	Pink Sheets

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

INDEX

BOOKMERGE TECHNOLOGY INC.

PART I.

Cautionary Note

All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2011. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "BOOKMERGE TECHNOLOGY, INC "we," "our," and "us" refer to BOOKMERGE TECHNOLOGY, INC.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by BOOKMERGE TECHNOLOY INC. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by BOOKMERGE TECHNOLOGY INC with the SEC may also be obtained online.

ITEM 1. BUSINESS.

Description of Business

Bookmerge Technology has acquired Extreme Green Technologies, Inc..  Extreme Green Technologies, Inc. dba Extreme Biodiesel (EGT) was formed on October 19, 2007 as a Nevada corporation qualified to do business in California. EGT was formed to develop market and commercialize bulk bio-diesel fuel, personal biodiesel processors and related products.

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

Narrative Description of the Business

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

With the closing of the acquisition Bookmerge plans to secure sufficient capital to fund the operation of Extreme Biodiesel. Bookmerge plans to raise additional capital up to $2,000,000 by offering 144 restricted stock for sale to qualified investors. These restricted shares may be offered at a discount up to 50% of the free-trading share price based on a preceding 10-day average. Equite Lines of Credit secured by restricted shares may also be considered but there are no Equity LOC currently being considered. EGT will remain a subsidiary of Bookmerge.

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

EGT leased its current facility on February 15, 2008. The current facility was designed, built, licensed and permitted in Corona, CA. Operation of the refinery began December, 2009. The current refinery is currently in operating and producing 6,000 gallons of toll processed waste vegetable oil per week, as set forth above. Upon completion of the toll processing obligation April 30, 2011, the refinery will return to processing waste vegetable oil into biodiesel, The refinery is now capable of producing up to 4,000 gallons of biodiesel per day. Acquisition of additional waste vegetable oil feed stock is currently being researched and negotiated at lower price to reach full capacity. As demand for biodiesel grows, the plant is expandable to 20,000 gallons per day of bio-diesel fuel from virgin and waste vegetable oil. EGT has completed IRS Fuel Tax registration requirements for fuel tax credits and rebates, obtained the difficult State of California Developmental Fuel Variance License, State of California Board of Equalization excise tax registration, State of California Department of Food and Agriculture Rendering and Transportation licenses along with city permitting and licensing for the large refinery and home processor sales. Final EPA RFS II registration for ASTM Certification is pending. The company currently employs five employees and two independent contractors.

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

The principal products and services of the company current business consists of production of biodiesel fuel, toll processing of waste vegetable oil for another refinery,  manufacture of biodiesel personal processors, and grease trap service. Since Bookmerge Technology acquired Extreme Green November 29, 2010, the company has produced and sold 4,296 gallons of biodiesel in California to it State approved Co-operative, including off-road contractors, trucking companies and individuals. Based on recent increases in the price of waste vegetable oil, the company has temporarily turned its efforts to toll processing of waste vegetable oil for an out of the area biodiesel producer. Extreme is one of the few biodiesel companies capable of taking previously unusable waste vegetable oil and reducing the Free Fatty Acid (FFA”) and Moisture, Insoluable and Unsaponfiable (“MIU”) to levels that allow the oil to be turned into biodiesel fuel. The company has toll processed 13,332 gallons of waste vegetable oil with commitments for another 42,000 through April 30, 2011. Personal processor sales have consisted of a total five units sold at total retail price of $36,595, with an average price of $7,273.75, to businesses and individuals in Texas, Montana and California. The recently started grease trap service has had three sales for an average cost of $255 with the collection of 200 gallons of waste vegetable oil with the grease trap service.

The corporate structure for Bookmerge Technology shall not change with the Bookmerge acquisition of 100% of Extreme Green Technologies, Inc.

Products/Profit Centers

Here are the products and profit centers for EGT:

•

Biodiesel fuel – Capable of producing 700,000 - 7,000,000 gallons of biodiesel per year at diesel #2 market price for virtually any diesel engine without modification.

•

Home Processors – Four models of the “Extreme Extractor” that makes 40 - 600 gallons of biodiesel fuel per day at a cost of $1.00 per gallon. It currently markets five different “Extreme Extractor” personal bio-diesel processors through its website ( www.ExtremeBiodiesel.com ), Diesel World Magazine , trade shows   and periodic television shows (such “Extreme 4x4”).The new “Extreme Green Machine” travel version to be introduced Summer 2011. Over 300 units have been sold.

•

Glycerin – The only waste product from production of biodiesel sold for approximately 35 cents/gallon without treatment. Higher prices for treated glycerin.

•

Grease Trap/Waste Vegetable Oil Collection – EGT has recently acquired two vehicles: a 5-Ton Kenwwoth Diesel Industrial Vaccuum Pump Truck with a 2100 gallon tank capacity for the purpose of cleaning rsturant and food manufacturer grease trap for an average $300 fee and additional collection of waste vegetable oil from those locations at a 50% less cost than purchasing waste vegetable oil on the market to reduce the cost of purchase of raw materials and dependence on market pricing.  The company also purchased a Cumming 350, dual rear axel, Peterbilt Semi tractor to haul up to 50,000 pounds of waste vegetable oil and/or biodiesel fuel, as well as box trailers for unit deliveries, in order to reduce the cost of transportation and provide better service in having a large transportation vehicle available at all times.

•

IRS Credit/Rebate – IRS Registration completed and pending EPA certification for the $1.00 tax credit/rebate (which may include a 24.4 cent tax credit [eliminating tax liability] and 75.6 cent rebate [cash back]) for every gallon of biodiesel produced. The tax credit/rebate that expired in 2009 was re-instated to retroactively apply to 2010 and extended to year end 2011.

•

EPA RIN – EPA Renewable Identification Number (RIN) provides a saleable 1.5 RIN “credit” for every gallon of biodiesel produced. A RIN is worth 43 cents (12/17/10). so each gallon of biodiesel is worth another 30 cents. EGT is currently completing the EPA Renewable Fuel Standard II requirements for RINS.

•

Accessories – Numerous products to support home processor customers and provide additional sales. Raw vegetable oil barrel exchange program forthcoming.

•

BTU Boost – Adds 10% more power and 2-3 MPG on average to biodiesel. Testing in progress and introduction expected Summer 2012.

•

Cold Weather Enhancer – Prevents clouding in cold-weather climates to -36 degrees. Testing in progress and introduction expected Summer 2012.

Bulk Biodiesel

The principal product produced and/or blended by EGT is biodiesel fuel. Biodiesel is diesel fuel made from plant and vegetable oils that can be used in most any diesel engine without modification, such

Biodiesel is the name of a clean burning alternative fuel, produced from domestic, renewable resources such as plant and vegetable oil. Biodiesel contains no petroleum, but it can be blended at any level with petroleum diesel to create a biodiesel blend. It can be used in most any compression-ignition (diesel) engine as trucks, passenger vehicles, trains, boats, bull dozers, graders and other on and off-road equipment with no modifications. Biodiesel is simple to use, biodegradable, nontoxic, and essentially free of sulfur and aromatics.

Our vision is to have at least 12 Refineries dotted throughout the California Transportation Corridor pumping out 240,000 gallons of biodiesel fuel a day. This huge volume will work in conjunction with local petroleum diesel refineries and distributors such as Exxon, BP (Arco), Chevron and independent fuel producers like Dewitt, Valero, SpeedyMart and Alliance to blend with petroleum diesel in the existing infrastructure for all diesel fueling stations for trucking companies, municipal vehicles, trains, boats, graders, agricultural equipment, generators and every type of diesel motor in existence.

We can see plants in Long Beach, San Pedro, Torrance, Huntington Beach and San Diego to service the local refineries and fuel distributors for the harbors, military, port authority, independent and fleet truckers, and trains, transporting the tens of millions of goods that enter the US and are distributed to each city and town throughout the western United States each year. We also see plants in the City of Commerce, Corona, Fontana, Victorville, servicing the major transportation fleets like Federal Express, UPS, US Express and large companies like Monster and Veg Fresh that transport additional goods through the Los Angeles, Long Beach and Ontario airports. In addition, all of these local distributors service all the groceries stores, malls, chain restaurants, convenience stores and a myriad of local businesses.

We also see all of the local municipalities running on at least 20% biodiesel for all municipal vehicles, similar to what the City of San Francisco has already implemented. We see additional plants in the cities of Stanton, Los Angeles and Riverside and counties such as Shasta County to comply with mandatory emission reduction requirements imposed by the State. We also eventually see the State of California starting with a minimum requirement of 2% - 5% biodiesel in all diesel fuel in all refueling stations, like 20 other states have already implemented.

The most recent developments affecting the business is the re-institution of the IRS $1.00 per gallon Biodiesel blend tax credit/rebate that expired on December 31, 2009. The tax credit/rebate is retroactively applied to the fiscal year 2010 and continued through the end of 2011 as part of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted December 17, 2010.

Home Processors

Home Processors – Four models of the “Extreme Extractor” that makes 40 - 600 gallons of biodiesel fuel per day at a cost of $1.00 per gallon. It currently markets five different “Extreme Extractor” personal bio-diesel processors through its website ( www.ExtremeBiodiesel.com ), Diesel World Magazine , trade shows   and periodic television shows (such “Extreme 4x4”).The new “Extreme Green Machine” travel version to be introduced Summer 2011. Over 300 units have been sold. All units are sold on terms of 50% down payment before construction and 50% payment due upon delivery. Prior to Extreme Green acquiring Extreme Biodiesel January 1, 2008, processor units sales were as follows: In 2004, 27 units were sold at an average price of $3,298; In 2005, 36 units were sold at an average price of $3,349; In 2006, 57 units sold at an average price of $3,415; In 2007, 72 units were sold at an average price of $3717. In 2008, 110 units were sold at an average price of $6,349. Due to the issues with the economy and very low diesel fuel prices, in 2009 6 units were sold at an average price of $5265, In 2010, 4 units were sold at an average price of $8699. As of March 15, 2011, 5 units have been sold at an average price of $7,273.

EGT has already sold over 300 biodiesel home processor units that make between 40 – 300 gallons a day throughout the US, Canada and South Africa. The processors may be viewed at www.ExtremeBiodiesel.com.

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

The market price of biodiesel is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of biodiesel is volatile and subject to large fluctuations. The market price of biodiesel is dependent upon many factors, including the supply of biodiesel and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. Fluctuations in the market price of biodiesel may cause our profitability or losses to fluctuate significantly.

Disruptions in biodiesel production infrastructure may adversely affect our business, results of operations and financial condition.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at the Extreme Green and other considerations related to production efficiencies, the Extreme Green depend on just-in-time delivery of corn. The production of biodiesel also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. The prices of electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that the Extreme Green will need or may not be able to supply those resources on acceptable terms. Any disruptions in the biodiesel production infrastructure, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy and may require the Extreme Green to halt production which could have a material adverse effect on our business, results of operations and financial condition.

Our Auditor has issued a going concern opinion.

Our auditor has issued a going concern opinion meaning the company is not generating adequate revenue to continue operations without additional financing.  Should such financing not be present, operations may cease.

Our Officers and Directors have voting control of the corporation.

Our Officers and Directors have voting control of 48.82% of the shares of the company.  As such minority shareholders will be unable to change management of the corporation.

We and the Extreme Green  may engage in hedging transactions and other risk mitigation strategies that could harm our results of operations.

In an attempt to partially offset the effects of volatility of biodiesel prices and vegetable oil and natural gas costs, the Extreme Green may enter into contracts to fix the price of a portion of their biodiesel production or purchase a portion of their vegetable oil or natural gas requirements on a forward basis. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for vegetable oil, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the vegetable oil and natural gas for which forward commitments have been made.  We may also engage in hedging transactions involving interest rate swaps related to our debt financing activities, the financial statement impact of which is dependent upon, among other things, fluctuations in prevailing interest rates. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us.  As a result, our results of operations and financial position may be adversely affected by fluctuations in the price of vegetable oil, natural gas, biodiesel, unleaded gasoline and prevailing interest rates. There are no agreements in place or planned to acquire or hedge raw materials other than purchasing oil in the commodities market as needed in additional to ongoing waste vegetable oil collections efforts.

Operational difficulties at the Extreme Green could negatively impact sales volumes and could cause us to incur substantial losses.

Operations at the Extreme Green are subject to labor disruptions, unscheduled downtimes and other operational hazards inherent in the biodiesel production industry, including equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Insurance obtained by the Extreme Green may not be adequate to fully cover the potential operational hazards described above or the Extreme Green may not be able to renew this insurance on commercially reasonable terms or at all.

Moreover, the production facilities at the Extreme Green may not operate as planned or expected. All of these facilities are designed to operate at or above a specified production capacity. The operation of these facilities is and will be, however, subject to various uncertainties. As a result, these facilities may not produce biodiesel and its co-products at expected levels. In the event any of these facilities do not run at their expected capacity levels, our business, results of operations and financial condition may be materially and adversely affected.

The biodiesel production and marketing industry is extremely competitive. Many of the significant competitors of the Extreme Green have greater production and financial resources than Extreme does and one or more of these competitors could use their greater resources to gain market share at the expense of Extreme.

The biodiesel production and marketing industry is extremely competitive. Many of Extreme’s and our significant competitors in the biodiesel production and marketing industry, including Cargill, ADM, Valero, Imperial Western Products and Green Plains Renewable Energy, among others emerging and/or re-emerging into the market have substantially greater production and/or financial resources than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than Extreme or we could. Successful competition will require a continued high level of investment in marketing and customer service and support. Extreme’s and our limited resources relative to many significant competitors may cause Extreme to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce Extreme’s and our competitiveness and cause a decline in market share, sales and profitability. Even if sufficient funds are available, we and Extreme may not be able to make the modifications and improvements necessary to compete successfully.

We and Extreme also face increasing competition from international suppliers. Currently, international suppliers produce biodiesel primarily from sugar cane and have cost structures that are generally substantially lower than the cost structures of the Extreme Green. Any increase in domestic or foreign competition could cause the Extreme Green to reduce their prices and take other steps to compete effectively, which could adversely affect their and our results of operations and financial condition.

In addition, some of Extreme’s and our suppliers are potential competitors and, especially if the price of biodiesel reaches historically high levels, they may seek to capture additional profits by circumventing our marketing services in favor of selling directly to our customers. If one or more of our major suppliers, or numerous smaller suppliers, circumvent our marketing services, our sales and profitability may decline.

The high concentration of our sales within the biodiesel marketing and production industry could result in a significant reduction in sales and negatively affect our profitability if demand for biodiesel declines.

We expect to be completely focused on the marketing and production of biodiesel and its co-products for the foreseeable future. We may be unable to shift our business focus away from the marketing and production of biodiesel to other renewable fuels or competing products. Accordingly, an industry shift away from biodiesel or the emergence of new competing products may reduce the demand for biodiesel. A downturn in the demand for biodiesel would likely materially and adversely affect our sales and profitability.

The volatility in the financial and commodities markets and sustained weakening of the economy could further significantly impact our business and financial condition and may limit our ability to raise additional capital.

As widely reported, financial markets in the United States and the rest of the world have experienced extreme disruption, including, among other things, extreme volatility in securities and commodities prices, as well as severely diminished liquidity and credit availability. As a result, we believe that our ability to access capital markets and raise funds required for our operations is severely restricted at a time when we need to do so, which continues to have a material adverse effect on our ability to meet our current and future funding requirements and on our ability to react to changing economic and business conditions. Significant declines in the price of crude oil have resulted in reduced demand for our products. We are not able to predict the duration or severity of any current or future disruption in financial markets, fluctuations in the price of crude oil or other adverse economic conditions in the United States. However, if economic conditions worsen, it is likely that these factors would have a further adverse effect on our results of operations and future prospects and may limit our ability to raise additional capital.

In addition to the biodiesel produced by the Extreme Green, we also depend on a small number of third-party suppliers for a significant portion of the total amount of biodiesel that we sell. If any of these suppliers does not continue to supply us with biodiesel in adequate amounts, we may be unable to satisfy the demands of our customers and our sales, profitability and relationships with our customers will be adversely affected.

In addition to the biodiesel produced by the Extreme Green, we also depend on a small number of third-party suppliers for a significant portion of the biodiesel that we sell. We expect to continue to depend for the foreseeable future upon a small number of third-party suppliers for a significant portion of the total amount of the biodiesel that we sell. Our third-party suppliers are primarily located in the local Southern California market and Midwestern United States. The delivery of biodiesel from these suppliers is therefore subject to delays resulting from inclement weather and other conditions. If any of these suppliers is unable or declines for any reason to continue to supply us with biodiesel in adequate amounts, we may be unable to replace that supplier and source other supplies of biodiesel in a timely manner, or at all, to satisfy the demands of our customers. If this occurs, our sales, profitability and our relationships with our customers will be adversely affected.

We and Extreme may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We and Extreme are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees and the employees of the Extreme Green. In addition, some of these laws and regulations require the Extreme Green to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We and Extreme may be liable for the investigation and cleanup of environmental contamination at each of the properties that Extreme owns or that we operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at the Extreme Green. Present and future environmental laws and regulations (and interpretations thereof) applicable to Extreme’s and our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition.

The hazards and risks associated with producing and transporting our products (including fires, natural disasters, explosions and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial condition.

If we are unable to attract and retain key personnel, our ability to operate effectively may be impaired.

Our ability to operate our business and implement strategies depends, in part, on the efforts of our executive officers and other key employees. Our future success will depend on, among other factors, our ability to attract and retain our current key personnel and qualified future key personnel, particularly executive management.  Failure to attract or retain qualified key personnel could have a material adverse effect on our business and results of operations.

We depend on a small number of customers for the majority of our sales. A reduction in business from any of these customers could cause a significant decline in our overall sales and profitability.

The majority of our sales are generated from a small number of customers. During each of 2009 and 2008, sales to our two largest customers, each of whom accounted for 10% or more of total net sales, represented an aggregate of approximately 32% of our total net sales for those years. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of biodiesel or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

Our lack of long-term biodiesel orders and commitments by our customers could lead to a rapid decline in our sales and profitability.

We cannot rely on long-term biodiesel orders or commitments by our customers for protection from the negative financial effects of a decline in the demand for biodiesel or a decline in the demand for our marketing services. The limited certainty of biodiesel orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of customers for a significant portion of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated. As a result of our lack of long-term biodiesel orders and commitments, we may experience a rapid decline in our sales and profitability.

We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance.

The company intends to remain a fully reporting company and to be eligible for quotation on the OTCBB. To be eligible to remain on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

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

ITEM 3. LEGAL PROCEEDINGS.

BookMerge Technology, Inc. is not currently a party to any legal proceedings. BookMerge Technology Inc. registered agent for service of process in Nevada is: Genesis Corporate Development, LLC, 1500 Cliff Branch Drive, Henderson, Nevada 89040.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company began trading on May 17, 2010.

	High	Low
Quarter ended June 2010	0.51	0.11
Quarter ended Sept. 30, 2010	0.26	0.05
Quarter ended Dec. 31, 2010	0.50	0.03
Quarter ended March 31, 2011	0.18	0.08
Quarter ended June 30, 2011	0.22	0.06

The Company had approximately 102 shareholders of record as of July 31, 2011. The Company trades on the Pink sheets. The Company has never declared any dividends and has no intention to do so in the future. The Company has no authorized stock issuance or equity compensation plans.

There have been no transactions with related persons, other than the share acquisitions as described below, during the last fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

Summary of Financial Data

As of June 30, 2011

Revenues	$146,057

Operating Expenses	$503,159

Earnings (Loss)	$(498,071)

Total Assets	$801,369

Liabilities	$506,043

Shareholders’ Equity	$(295,326)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of BookMerge Technology, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2011. As of June 30, 2011 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Results of Operations

The Company has earned minimal revenue to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $498,071 for the year ended June 30, 2011, as compared to a net loss of $365,715 for 2010.

The Board of Directors approved on October 7, 2010 the Purchase Agreement between Bookmerge Technologies and Extreme Green Technologies Inc., whereas, Bookmerge Technologies Inc., will acquire 51% of the issued and outstanding Common Stock of Extreme Green Technologies, Inc. (EGT) currently representing thirty two million five hundred eighty nine thousand (32,589,000) shares held by Green Protective Services, Inc. (GPS), and (GSP) shareholders will exchange 51% of their shares of common stock; one share of Extreme Green Technologies, Inc. (EGT) for .5 shares of Bookmerge Technologies Inc., rule 144 restricted common stock. Bookmerge Technologies Inc. will and has the authority to issue sixteen million two hundred ninety five (16,295,000) shares of common stock to complete this share exchange. Upon obtaining the 51% majority control Bookmerge Technologies Inc. plans to take operational control of Extreme Green Technologies Inc., dba Extreme Biodiesel via shareholder approval and operate the company under Bookmerge Technologies Inc. Managerial control.

On November 29, 2010, the company concluded the share exchange agreement as announced in the October 7, 2010.  As a result of extending the same terms and conditions to the minority shareholders of Extreme Green Technologies, Inc. (EGT), Bookmerge Technologies Inc. acquired 49 percent of Extreme Green Technologies Inc. Bookmerge will issue 15,655,500 shares of Bookmerge rule-144 restricted common stock to complete the share exchange, and as a result the total shares issued and outstanding of Bookmerge will increase to 95,746,000 and the shareholders of Extreme Green Technologies Inc. (including the shares held by Green Protective Services, Inc. (GPS), will represent 33.37 percent of Bookmerge Technologies Inc.

Statement on operations to run and merged into Bookmerge are all the operations involved in Extreme Green Technologies, Inc. to develop, market and commercialize bulk bio-diesel fuel, home bio-diesel processors and increase capacity of the related waste vegetable oil and brown grease inceptor/grease trap cleaning and collection areas of  EGT. EGT’s mission is to create awareness and provide a cost-effective, high-quality alternative diesel fuel, create “green” jobs, reduce the environmental impact of fossil fuels and diminish US reliance on foreign oil.

The Market

Biodiesel fuel is an important commodity in the world marketplace because:

•

Petroleum fuel price volatility

•

Biodiesel substantially reduces global warming

•

Americans abhor reliance on foreign oil

•

3rd world countries becoming modernized

•

Fossil fuels are already in short supply

•

Most goods are transported by diesel vehicles

•

Biodiesel works in the current diesel infrastructure

•

Biodiesel is on the forefront of technology

•

The biodiesel industry has grown almost 1000% in 8 years *

* Source: National Biodiesel Board (www.biodiesel.org)

The market for biodiesel fuel and fuel related products has increased in the past seven years in part due to the dramatic rise in crude oil and diesel pump prices, US foreign oil dependence, need to create jobs in the US and the environmental impact of fossil fuels. While petroleum diesel prices are anticipated to continue its long term trend of dramatic increases with the industrialization of China, India and emerging South American countries, the demand for alternative fuel is also expected to grow exponentially. An example of the growth potential is illustrated by the past demand and production of biodiesel, as estimated by the National Biodiesel Board (biodiesel.orghttp://www.biodiesel.org/):

2001	2002	2003	2004	2005	2006	2007	2008
5,000,000Gallons	15,000,000 Gallons	20,000,000 Gallons	25,000,000 Gallons	75,000,000 Gallons	250,000,000 Gallons	450,000,000 Gallons	750,000,000 Gallons

This historical growth is before the implementation of state laws for mandatory use of biodiesel. At least 12 states currently mandate a minimum of 2% biodiesel blended into the existing petroleum diesel infrastructure. Thirty-seven (37) other states have pending legislation that require biodiesel mixed in petroleum at 2 -5%, with increased percentages being required over time. Additional mandates for the production and use of biodiesel will grow over time. For instance, in California, in 2006 Governor Schwarzenegger issued an executive order establishing a target for California to produce and use a minimum of 20% alternative fuels by 2010, 40 percent by 2020 and 75% by 2050. The California Air Resources Board is currently finalizing standards for the state.

Currently, the City of San Francisco requires municipal vehicles to use at least 20% biodiesel and higher percentage blends as biodiesel becomes more available. The trend is expected to continue with larger metropolitan markets and filter to the outlying areas. The US Dept. of Energy publishes a good overview of the biodiesel laws and incentives for each state at www.afdc.energy.gov/afdc/fuels/biodiesel_laws.html.

Local Market

Specific to the EGT’s market, California has limited resources for mass transit and movement of goods for the 5th largest economy in the world with a population exceeding 36,553,000 (Wikipedia 2007 est.) and is estimated to be 50,000,000 by 2025.  Southern California is also the hub of the western United States shipment of goods by ship, train and truck. The majority of these vehicles are diesel powered.  With ports in San Diego, Long Beach, San Pedro and Los Angeles shipping products eastward on a 24-hour basis (7,000,000 annual deliveries from Long Beach alone), the demand for biodiesel is expected to grow dramatically.

Recently, the City of Los Angeles implemented the pending state-wide program requiring commercial diesel trucks to reduce their particulate emissions by 30%. The original plan was to require “particulate traps” be placed on the vehicles at an initial cost of $15,000 and bi-monthly maintenance of $1,500. EGT has completed testing with the Los Angeles County testing facility for the diesel truck particulate traps, where it was found that biodiesel reduces particulate emissions 56% (100% biodiesel) and 47% with a 50/50 blend with petroleum diesel. The City is currently considering a variance to the municipal code to allow those trucks that use certified fuel from certain biodiesel producers (e.g. EGT), the trucking companies may not be required to buy and maintain the particulate traps, or at minimum, reduce maintenance fees and down time to a minimum. EGT is in discussions with the head of 75 trucking companies in Los Angeles for the use of biodiesel in lieu of the particulate traps.

EGT is currently in discussions with petroleum diesel whole-sellers that blend biodiesel for retail, trucking companies, contractors (off road use). EGT will also expand the current EGT Co-op by soliciting multiple major customers through unions and trades associations in the California Transportation Corridor. EGT is also creating a relationship with a company and scheduling delivery or 3500 or 7000 gallons of biodiesel fuel on an ongoing basis to a Napa Valley affiliate to satisfy the biodiesel demand for the vineyards. EGT also recently initiated negotiations with a local FedEx distribution plant to begin trials with a few vehicles, which is expected to lead to other centers that use in excess of 1,000,000 gallons of diesel fuel per month. EGT is also in discussions with Disneyland in Anaheim, California to “toll process” Disney’s waste vegetable oil into biodiesel to be reused by the amusement park for a processing fee.

There are only two known competitors to EGT in the Southern California market. One is located approximately 200 miles away and is primarily involved in its 35 year-old cattle feed business that currently produces less than 1,000,000 gallons per year. The other is located 70 miles away and is a smaller producer from its own limited waste vegetable oil collections, but details are not readily available. Given the current demand for biodiesel and state emission standards being implemented, neither competitor is expected to be significant competitor and anticipated demand from government mandates is expected to be unfulfilled for the blended diesel fuel market, even at a minimum blend percentage.

Marketing and Sales Strategy

EGT has already retained a public relations firm to spread the word to the community regarding EGT’s progress.  EGT has been featured nationwide on the television show “Extreme 4X4” on the Spike TV network. Articles have been written about our company and products in Off-Road Adventures magazine, Diesel World magazine, The Orange County Register, Sand Addition, Coast Magazine, SEMA 2008 Green Zone and The Press Enterprise (release 2/15/09). EGT was also recently (1/09, 4/09) broadcast on the Inland Empire Business News radio show on 590AM. Additional press releases were published December 2008, January 12 & 28, 2009 and picked up by Yahoo! Finance, Trading Markets, The Earth Ties, and Market Watch. EGT will continue its television, radio, newspaper and magazine marketing efforts along with the following.

EGT currently has over 400 co-operative members that can purchase the fuel including towing companies, independent truckers, concrete pumpers and individuals. Upon completion of final analysis of the excellent testing results for particulate reduction and anticipated approval of the Los Angeles Air Quality Commission for a variance to the municipal code “particulate trap” requirements, EGT will begin marketing presentations, flyers and  internet advertising to all fleets, including:

•

Trucking trade organizations

•

Directly with Municipalities and Ports

•

Local shipping fleets

•

Graders, Contractors and Heavy Industrial

•

Amusement Parks, Universities and school buses

Research and Development

The company is currently focused on increasing capacity of its existing refinery. While capacity increases, the company will also be pursuing two new methods of conversion, one mechanical, which has already been proven, and the other chemical, which is still in testing stages. The purpose of the new technology is to increase efficiency, decrease costs, provide for the use of less expensive and more available feedstocks, and potentially convert to a renewable fuel for anticipated future governmental mandates. No funds have been expended on research and development to date and the cost over the next three years is approximately $500,000.

Liquidity and Capital Resources

As of June 30, 2011, the Company had a cash of $6,110 compared to cash of $8,785 as June 30, 2010.

For the most recent fiscal year, 2011, the Company incurred a loss in the amount of $498,071 and $365,715 for 2010. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure and  implementing its business plan. The Company anticipates that until these procedures are completed, it may continue to operate at a loss, depending upon the performance of the business.

As a result of the foregoing and addition to the fact that sales are increasing and interest becoming more viable as we climb out of the ripple effect of the Recession the Company has limited liquidity and will require additional investment capital. We have been contacted by investment capital firms and individuals for the sale of restricted stock and/or loan to the company to purchase additional feedstock, marketing and operations. This investment capital is anticipated to be needed for the next six months to ramp up production and sales. In the event the Company is unable to acquire additional capital, the Company may cease to do business as a going concern. However, the Company is in a better position now to grow organically with the completed refinery, return of the Tax Credit Rebate and pending RINS credit from the EPA.

Off-Balance Sheet Arrangements. None

Contractual Obligations.   None

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EXTREME GREEN

TECHNOLOGIES INC.

AUDITED FINANCIAL STATEMENTS

(BOOKMERGE)

For the year ended

June 30, 2011

John Kinross-Kennedy, C.P.A.

17848 Skypark Circle

Irvine, CA  92614-6401

(949) 955-2522.   Fax (949)724-3817

jkinross@zamucen.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders

Extreme Green Technologies Inc.

Corona, California

I have audited the accompanying balance sheet of Extreme Green Technologies Inc. as of December 31, 2011 and 2010 and the related statements of operations, of stockholders’ equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Extreme Green Technologies Inc. as of December 31, 2011 and 2010  and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company as at December 31, 2011 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  These factors raise substantial doubt concerning the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable.  If the Company is unable to make it profitable, the Company could be forced to cease development of operations.  Management cannot provide any assurances that the Company will be successful in its operation.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

This opinion is reissued following revisions to the financial statements according the following:

As discussed in Note 1 to the financial statements, the Company recorded a prior period adjustment to retroactively change its method of accounting from a development stage company to one in the production stage in 2008 and 2009. There was no effect on net income or net equity.

As discussed in Note 5, the Company restated the balance sheet for the year ended June 30, 2010 to correct a transcription error.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

September 22, 2011

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
as at June 30, 2011 and 2010

	2011	2010
		(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$6,110	$8,785
Accounts Receivable	19,194	11,183
Inventory	25,757	62,437
Total Current Assets	51,061	82,405

Property plant and equipment,
net of accumulated depreciation	692,272	781,331

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036

Total Other Assets	58,036	58,036

TOTAL ASSETS	$801,369	$921,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$162,759	$117,230
Credit Cards	-	46,495
Bank Line of Credit	74,329	49,965
Deferred Payroll	-	8,000
Deferred Rent	5,455	9,221
Current portion, long term debt	-	6,000
Total Current Liabilities	242,543	236,911

Long Term Debt

Obligation under capital lease	-	9,291

Other Liabilities
Note Payable	95,000	95,000
Deferred Investments (Note 2)	104,000	114,000
Shareholder Loans	64,500	52,000
Total Other Liabilities	263,500	261,000

Total Liabilities	506,043	507,202

Stockholders' Equity
Common Stock, $0.001 par value, authorized 100,000 shares; Issued and outstanding: 80,090,500 as at June 30, 2010 104,238,500 as at Jun3 30, 2011	104,239	80,091
Additional paid-in capital	1,890,888	1,536,209
Deficit	(1,699,801)	(1,201,730)
Total Stockholders' Equity	295,326	414,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$801,369	$921,772

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended June 30, 2011 and 2010

	2011	2010

Revenues	$146,057	$88,379

Cost of Sales exclusive of
depreciation expense	132,070	95,022

Selling, General and Administrative Expenses
Advertising and Marketing	25,376	12,636
Occupancy Costs	138,488	67,818
Depreciation	101,059	98,878
Salaries and wages	128,661	46,672
Consulting	67	30,000
Legal and professional fees	36,502	6,138
Other selling, general and administrative Expenses	86,993	96,930
	517,146	359,072

Net Income before other income and expenses	(503,159)	(365,715)

Other Income and expenses
Other income	8,003	-
Interest expense	(2,915)	(11,106)
	5,088	(11,106)

Net Income	$(498,071)	$(376,821)
	498,071	376,821

Basic and dilutive earnings per share	$(0.01)	$0.00

Weighted average number of shares outstanding	$89,146,000	$79,700,571

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 28, 2008 to December 31, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
				(Restated)
Balances Feb. 28, 2008,
(Incorporation)	-	$-	$-	$-	$-
Common stock issued: cash	70,000,000	70,000	(67,500)	-	2,500
Common stock for services	4,130,000	4,130	3,960	-	8,090
Net. Loss for the period	-	-	-	(55,100)	(55,100)
Balances, June 30, 2008	74,130,000	74,130	(63,540)	(55,100)	(44,510)

Common stock issued: cash	5,260,500	5,261	32,314	-	37,575
Net loss for the year	-	-	-	(26,506)	(26,506)
Balances, June 30, 2009	79,390,500	79,391	(31,226)	(81,606)	(33,441)

Common stock for services	700,000	700	4,300	-	5,000
Restatement of equity per reorganization	-	-	1,563,135	(743,303)	819,832
Net loss for the year	-	-	-	(376,821)	(376,821)
Balances, June 30, 2010	80,090,500	80,091	1,536,209	(1,201,730)	414,570

Common stock issued pursuant to plan of reorganization	16,550,000	16,550	(16,550)	-	-
Adjustments per reorganization	-	-	220,827	-	220,827
Shares issued in exchange	4,658,000	4,658	(4,658)	-	-
Sale of stock for cash	1,140,000	1,140	55,860	-	57,000
Adjustments per reorganization	-	-	11,000	-	11,000
Shares issued in exchange	1,800,000	1,800	88,200	-	90,000
Net loss for the year	-	-	-	(498,071)	(498,071)

Balances, June 30, 2011	104,238,500	$104,239	$1,890,888	$(1,699,801)	$295,326

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended June 30, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net Income after taxes	$(498,071)	$(376,821)
Adjustments to reconcile net loss to net cash
used by operations:
Depreciation	101,059	98,878
Change in operating assets and liabilities:
Accounts Receivable	(8,011)	(3,596)
Accounts Payable and accrued expenses	45,529	34,230
Current portion long term debt	(6,000)	-
Credit Cards	(46,495)	-
Inventory	36,680	20,461
Deferred Rent	(3,766)	(692)
Deferred Payroll	(8,000)	8,000
Note Payable	-	-
Net Cash provided by Operating Activities	(387,075)	(219,540)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(12,000)	(13,941)
Proceeds of deferred investments	(10,000)	-
Net Cash (used by) Investing Activities	(22,000)	(13,941)

Cash Flows from Financing Activities
Bank overdraft
Bank Line of Credit	24,364	-
Stock sold for cash	147,000	-
Contributed capital	231,827	(22,000)
Purchase Treasury stock	-	-
Proceeds of Loan (Envirotek)	-	95,000
Repayment and reclassification of long term debt	(9,291)	(1,235)
Proceeds of stockholder loans	12,500	116,000
Subscription Receivable	-	50,000
Non cash issue of stock for services	-	-
Net Cash (used by) Financing Activities	406,400	237,765

Net increase (decrease) in cash	(2,675)	4,284
Cash and cash equivalents, beginning of period	8,785	4,501

Cash and cash equivalents, end of period	$6,110	$8,785

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the year ended

June 30, 2011

1.

Organization and Nature of Operations

Presentation

On October 7, 2010 the Company, as Book Merge Technology, Inc, (BMT), entered into a plan of reorganization with a private company, Extreme Green Technologies Inc. (EGT).  A reverse merger was effected on October 11, 2010, wherein BMT, (then a shell), was the surviving company and legal acquirer whereas EGT was the operating company.  Accordingly, operations of the entity for the year ended June 30, 2011 and the comparative year ended June 30, 2010 are reported as those of the original EGT, the operating company.  BMT subsequently changed its name to Extreme Green Technologies, Inc.

Organization

The Company F.K.A. Book Merge Technology, Inc. (BMT, the legal acquirer) was incorporated February 28, 2008 In the State of Nevada as Big West Environmental, Inc.  The Company intended to enter into the sale and distribution of solar PV panels.  The Company has devoted substantially all its efforts to business planning and development since inception.  The Company has realized no revenue from it s planned business purpose. After evaluation of current opportunities, the Company entered into an agreement with EGT on October 7, 2010 to enter the bio fuel industry.  The Company changed its name to Extreme Green Technology Inc.

Extreme Green Technologies, Inc. (EGT, the operating company) was incorporated under the laws of the State of Nevada on December 23, 2003 for the purpose of developing, marketing and commercializing bio-diesel fuel, bio-diesel processors and related products.  In January 2008 the name was changed from Ryan Enterprises, Inc. to Extreme Green Technologies, Inc. (“EGT”).  The Company has the relevant licenses for bio diesel production in California and is “doing business as “Extreme Biodiesel”.

Current Business of the Company

On January 1, 2008, the operating company, EGT, purchased an existing business, Extreme Biodiesel, which had, since 2004, been manufacturing home biodiesel processors.  In February, 2008 EGT moved to an 11,400 square foot building at 1560 Maple Street, Corona, California to set up a licensed bio diesel refinery and factory for refining diesel oil and manufacturing bio diesel processors.   A spike in fuel prices in 2008 created a demand for EGT’s processors that propelled processor sales in that year to $885,825.  The refinery at the outset was able to produce 2,000 gallons per day and is being expanded.

On October 7, 2010 the two companies BMT and EGT entered into a Plan of reorganization whereby Book Merge (BMT) was to acquire a minimum of 51% controlling interest in EGT. The plan was for all EGT stockholders to swap their stock for BookMerge stock on a 2 for 1 basis, (2 EGT for 1 BookMerge), giving BookMerge control.  EGT would be wound up and operations conducted under BookMerge.  BookMerge would assume the name Extreme Green Technologies.  The effect is a reverse merger, wherein BookMerge, (the shell), is the surviving company and legal acquirer whereas EGT, (the operating company), is the accounting acquirer.  Operations of the entity are reported as those of EGT.

On October 11, 2010 BookMerge had achieved a 51% interest in EGT, gaining control.  The reverse acquisition was effected on that date. The reorganization continued with stock swaps and was completed by March 31, 2011.  EGT became a subsidiary of BookMerge. BookMerge subsequently changed its name to Extreme Green Technologies, Inc.

Prior Period Adjustment

The Company classified itself as a Development Stage Company in 2008 and 2009.  Accordingly, Net Income (Loss) in the Development Stage was reported as a separate element of Net Income (Loss), and  Deficit in the Development Stage was reported as a separate element of  Accumulated Deficit.  However, the Company was effectively in the production stage, having purchased on ongoing business on January 1, 2008.  A prior period adjustment was made to change the method of accounting to a company in the production stage.  The 2010 financial statements disclose the effect of eliminating separate elements of net income (loss) and accumulated deficit.   There was no effect on total net income and net equity in 2010.

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

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	December31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Note Receivable	$40,000	$-	$-	$40,000
Deposits	18,036	-	-	18,036
	$58,036	$-	$-	$58,036
Liabilities

Bank Line of Credit	$74,329	$-	$-	$74,329
Obligation under lease	15,291	-	-	15,291
Deferred Investments	-	209,000	-	209,000
Stockholder Loans	-	64,500	-	64,500
	$89,620	$263,500	$-	$353,120

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

The Company was not registered as at June 30, 2011 and there is no market for its stock.  Stock value based on book value or discounted net asset value is not considered reliable.   The Company will therefore adopt the most reliable indication of stock value: quantum meruit, i.e. the value of services rendered, based on industry average rates and services contribution.

Recent Accounting Pronouncements

On December 1, 2010, we adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was limited sales activity the year ended June 30, 2011.  The company experienced and a loss of $498,071 in the year ended June 30, 2011, ($376,821 in 2010), and .a cumulative loss since incorporation February 28, 2008 to June 30, 2011 of $1,699,801. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The Company has potentially dilutive securities outstanding as of June 30, 2011 in the form of convertible debt.  However the conversion would be anti dilutive, since the Company is in a loss position, and was therefore not considered in the calculation of earnings per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended June 30, 2011 and 2010:

Numerator:

Basic and diluted net loss per share:	2011	2010
Net Loss	$(498,071)	$(376,821)

Denominator

Basic and diluted weighted average
number of shares outstanding	89,146,000	79,700,571

Basic and Diluted Net Loss Per Share

$(0.01)	$(0.00)

Notes Receivable

2011	2010
$40,000	$40,000

An advance of $40,000 on March 18, 2009 to Superior Service Recycling was made in a preliminary agreement to purchase Superior’s business. This business provides EGT with used vegetable oil for bio- diesel production. It is owned by Scott Brown, a stockholder and Technical Director of EGT. The Board of Directors has stated the intention of completing the transaction. The advance carries no interest or terms of repayment. The expiration our agreement to purchase Superior's business is December 31, 2012. In the event that we do no purchase Superior, the note will become due January 1, 2013. There is no collateral underlying the note receivable.

Property, Plant and Equipment

Refinery	$857,025
Leasehold Improvements	31,885
Vehicles	52,935
Furniture and fixtures	3,422
945,267
Accumulated depreciation	(252,995)
Property, plant and equipment, net	$692,272

Depreciation	$101,059
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

Bank Line of Credit

June 30,
2011	2010
$74,329	$49,965

The line of credit is funded by Bank of the West, carries interest at 4.75% and is payable upon demand. The interest rate is variable based on Bank of the West prime rate.

Obligation Under Capital Lease

	June 30,
	2011	2010
	$0	$9,291
Current portion	0	6,000
	$0	$15,291

On February 28, 2008 Wells Fargo Bank funded a three year lease for a forklift with bargain purchase clause, which was capitalized to $23,380.  The lease was paid out during the fiscal year ended June 30, 2011 and the fork lift purchased accordingly.

Note Payable

June 30,
2010	2009
$95,000	$95,000

On November 11, 2009 the Company entered into a stock purchase agreement with Envirotek Inc., a Nevada holding company, which holds stock of entities engaged in alternative fuel production such as bio-diesel.  Under the agreement, Envirotek was to acquire 51% of EGT stock, and to loan EGT $250,000 in stages. In November 2009 Envirotek advanced EGT $65,000 and a further 30,000 from January 28 to March 3rd 2010 under promissory notes.  The $65,000 note carries no interest, requires no payments and matures January 20, 2013.  On April 26, 2010 The Board of Directors rescinded the agreement with Envirotek Inc. This effectively ended the business relationship between the two companies.  Envirotek subsequently ceased operations.  The advances were classified as a non current liability pending renewed communication with Envirotek.

Deferred Investment:  “Haydon Loan”

June 30,
2011	2010
$114,000	$114,000

On February 25, 2010 the Company signed an investment agreement with two individuals  Steve Hayden III and Steve Hayden IV, wherein they deposited $ 107,000 into the Company in return for 25% of Net Profit over 24 months beginning June 30, 2010.  Net Profit was defined as fuel sales less oil, delivery and processing costs, and taxes.  The minimum return, royalty, was specified as $200,000.  No royalty payments were payable under the agreement for 2010.

Stockholder Loans

Robert Neuberger	$50,000	$50,000
Joseph Spadafore	8,500	2,000
Ryan Spadafore	6,000	0
	$64,500	$52,000

Stockholder loans carry no interest, have no terms of repayment, and are non callable.

Repayment is discretionary.  Both lenders are officers of the Company.

3.

Provision for Income Tax

No provision was made for federal income tax for the six months ended June 30, 2010, since the Company had significant net operating loss. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes as of June 30, is approximately $ 1,202,000 The net operating losses will expire in 2027 through 2030 unless utilized beforehand.

The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

The components of the net deferred tax asset are summarized below:

June
2010
Tax expense (credit) at statutory rate-federal	-34%
State tax expense net of federal tax	-6%
Changes in valuation allowance	40%
Tax expense at actual rate	-%

June 30, 2011
Deferred tax asset – net operating loss	$480,800
Less valuation allowance	(480,800)
Net deferred tax asset	$0

4.

Capital Structure

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

The company relied on Section 4(2) of the Securities Act as its exemption from registration when it issued the shares of common stock to Mr. Rossana, Jameson Capital and  Centurion Capital.  All the initial shareholders agreed to hold their shares for investment purposes only and to transfer such shares only in a registered offering or in reliance upon an exemption therefrom.

During the year ended June 30, 2009 the Company issued a total of 751,500 pre-split shares at $0.05 per share for a total cash consideration of $37,575 pursuant to its S-1 registration statement file with the SEC on August 7, 2008.

During the year ended June 30, 2010 the Company issued 100,000 pre-split shares for services valued at $5,000.

During the year ended June 30, 2010, the Company increased its authorized common shares from 75,000,000 to 200,000,000 and authorized a 7:1 forward split.  The forward split has been applied retroactively to the financial statements.

In February, 2011, the Company sold 1,140,000 restricted shares for cash to three investors at 5 cents per share,  realizing $57,000.

In April-May 2011 the Company sold 1,800,000 restricted shares for cash to twelve investors at par value $0.05, realizing $90,000.

During the fiscal year ended June 30, 2011, the Company issued 21,208,000 shares in exchange for stock of the subsidiary, the original “Extreme Green Technologies Inc.” (EGT) on a 1 for 2 basis:

one share of the Company for two shares of the original EGT, pursuant to the reorganization plan.

As at June 30, 2011 the Company was authorized to issue 200,000,000 common shares, of which   104,238,500 and 80,090,500 were issued and outstanding at June 30, 2011 and 2010.

5.

Restatements

Transcription errors in numbers from the accounting records produced an incorrect presentation in the 2010 financial statements. It was corrected as follows:

a.

The column headings in the income statement were revised to reflect the correct period and year.

b.

The statement of equity was revised to reflect the correct numbers for common stock and additional paid-in capital. There was no effect on net income or net equity.

There were no accounting errors in that same year ended June 30, 2010.

The effect of the items on earnings and net equity was:

			Effect on
	As Originally		Earnings and
Item	Reported	As Restated	Net Equity
Balance Sheet, Statement of Changes in Stockholder Equity
2010: Common Stock	80,091	21,311
2010: Additional Paid-in Capital	1,536,209	1,593,989
Total	1,615,300	1,615,300	Nil

6.

Commitments and Contingencies

The Company entered into a three year lease for an office and manufacturing building in Corona, California on February 15, 2008 at the rate of $8,050 per month.  Lease commitments over the life of the lease are:

Fiscal year ended June 30:
2011	$60,375

7.

Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

8

Subsequent Events

Events subsequent to June 30, 2011 have been evaluated through September 22, 2011, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

On August 12, 2011, the Board of Directors resolved to change the name of the Company from BookMerge Technology Inc. to Extreme Green Technologies Inc.

Management found no other subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 1, 2011, Board of Directors of the Registrant dismissed Eddie Chin, its independent registered public account firm. On the same date, April 1, 2011, the accounting firm of John Kinross-Kennedy CPA was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Eddie Chin and the engagement of John Kinross-Kennedy CPA as its independent auditor. None of the reports of Eddie Chin on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its 10K for the period ended June 30, 2010 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Eddie Chin whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Eddie Chin's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant has requested that Eddie Chin furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

On August 11, 2011, the registrant engaged John Kinross-Kennedy CPA’s as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted John Kinross-Kennedy CPA regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Richard Carter. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

BookMerge Technology Inc. will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, BookMerge Technology Inc. will enhance and test our year-end financial close process. Additionally, BookMerge Technology Inc.’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of June 30, 2011 was effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B . OTHER INFORMATION.

None

PART III

ITEM 10 . DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BookMerge Technologies Inc.’s executive officer and director and his respective age as of June 30, 2011 are as follows:

Directors:

Name of Director	Age
Richard Carter	47	Director
Joe Spadafore	53	Director

Executive Officers:

Name of Officer	Age	Office
Richard Carter	47	President, CEO
Joe Spadafore	53	Secretary Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

On November 29, 2010, the Board of Directors appointed Richard B. Carter, Esq. Director of Bookmerge Technology Inc. to the position of President and CEO and will hold the position of Chief Financial Officer. Mr. Carter, age 47, in charge of finances, human resources, state and federal compliance permits and licenses and all other financial and legal aspects of Extreme Green Technologies Inc. (EGT). Mr. Carter owned his own law firm and real estate sales/consulting group for several years and sold the practice to co-found EGT. Prior to owning his own firm, Rick was a partner with a large Orange County law firm specializing in defending businesses, insurance companies and high net worth individuals in multi-million dollar businesses, contractual and tort litigated cases. Rick was in charge of the construction defect department for the five California offices of the firm and supervised the associate attorneys and staff. Rick worked his way through the ranks from administrative assistant to handling payroll, payables, billing and financial statements before becoming a law clerk, then associate attorney and eventually partner during his 17 year tenure with the law firm. Rick is a licensed Attorney at Law and Real Estate Broker with Juris Doctor and Bachelors in the Science of Law degrees along with completion of UCI Graduates classes for light construction and development financing, in addition to ongoing biodiesel, legal, real estate continuing education. Mr. Carter’s Extreme Green technologies, Inc. employment agreement provides for a seven year term for $168,000 annual salary with 3-4% annual cost of living increases; annual salary increases and stock bonuses based on company performance; stock options for 1,000,000 rule-144 restricted shares at .05¢ per share; paid medical, dental, vision and life insurance (when available), 3 weeks paid vacation, federal holidays and 5 sick days. Mr .Carter does not currently have an employment agreement with Bookmerge.

On November 29, 2010, the Board of Directors appointed Joe Spadafore, to the position of Corporate Secretary and Treasurer. Joe has extensive experience in business and multi-million dollar real estate transactions. Most recently, Joe has been ranked in the top ½ percent of all Prudential California Realty agents nationwide, specializing multi-million dollar residences for over 17 years. Joe employs and supervised up to 15 agents with his wife. Joe previously owned retail liquor stores for several years while also working as a police officer and hostage negotiator for the City of Los Angeles for 15 years.  As part of his focus on ecological commercial development that enhance his real estate practice, Mr. Spadafore became disenchanted with the American dependence on foreign oil, the funding of American problems overseas and the effect on our economy.  In 2007, he decided to turn his attention to eliminating these problems and co-founded EGT. Mr. Spadafore, age 53, is in charge of marketing, sales and over-all general operations of EGT. Joe has successfully negotiated contracts with numerous restaurants and food manufacturers for the collection of waste vegetable oil and brown grease interceptor/grease trap services. The brown grease interceptor/trap business provides EGT with additional cash flow and additional waste oil accounts. Joe has also negotiated a deal with an existing algae oil production company that has successfully tested algae oil for use in biodiesel. Mr. Spadafore’s Extreme Green Technologies, Inc. employment agreement provides for a seven year term for $168,000 annual salary with 3-4% annual cost of living increases; annual salary increases and stock bonuses based on company performance; stock options for 1,000,000 rule-144 restricted shares at .05¢ per share; paid medical, dental, vision and life insurance (when available), 3 weeks paid vacation, federal holidays and 5 sick days. Mr. Spadafore does not currently have an employment agreement with Bookmerge.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Richard Carter, Esq.,	2011	44,250	-	-	-	-	-	-	44,250
President, CEO and Director	2010	44,250	-	-	-	-	-	-	44,250
Joe Spadafore	2011	44,250	-	-	-	-	-	-	44,250
	2010	44,250	-	-	-	-	-	-	44,250

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended June 30, 2011. We have also not granted any stock options to the executive officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to BookMerge Technology Inc. to own more than 5% of the outstanding common stock as of June 30, 2011, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	% of Class
Common	Richard B. Carter, Esq., President and Director*	25,008,500	24.41%
Common	Joseph Spadafore, Secretary and Director*	25,008,500	24.41%
Common	Steve Hayden*	19,501,000	19.04%
	All Directors and Officers as a group (2 persons)		48.82%

*Addresses:

Richard B. Carter, Esq. 2721 Via Vistosa, San Clemente, CA 92672

Joseph Spadafore. 20315 Avenida De Arboles, Murrieta, CA 92562

Steve Hayden. 30572 Via Bonica, Lake Elsinore, CA 92530-6968

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Board of Directors approved on October 7, 2010 the Purchase Agreement between Bookmerge Technologies and Extreme Green Technologies Inc., whereas, Bookmerge Technologies Inc., will acquire 51% of the issued and outstanding Common Stock of Extreme Green Technologies, Inc. (EGT) currently representing thirty two million five hundred eighty nine thousand (32,589,000) shares held by Green Protective Services, Inc. (GPS), and (GSP) shareholders will exchange 51% of their shares of common stock; one share of Extreme Green Technologies, Inc. (EGT) for .5 shares of Bookmerge Technologies Inc., rule 144 restricted common stock. Bookmerge Technologies Inc. will and has the authority to issue sixteen million two hundred ninety five (16,295,000) shares of common stock to complete this share exchange. Upon obtaining the 51% majority control Bookmerge Technologies Inc. plans to take operational control of Extreme Green Technologies Inc., dba Extreme Biodiesel via shareholder approval and operate the company under Bookmerge Technologies Inc. Managerial control.

On November 29, 2010, the company concluded the share exchange agreement as announced in the October 7, 2010.  As a result of extending the same terms and conditions to the minority shareholders of Extreme Green Technologies, Inc. (EGT), Bookmerge Technologies Inc. acquired 49 percent of Extreme Green Technologies Inc. Bookmerge will issue 15,655,500 shares of Bookmerge rule-144 restricted common stock to complete the share exchange, and as a result the total shares issued and outstanding of Bookmerge will increase to 95,746,000 and the shareholders of Extreme Green Technologies Inc. (including the shares held by Green Protective Services, Inc. (GPS), will represent 33.37 percent of Bookmerge Technologies Inc.

The Purchase and Share Exchange Agreements for Bookmerge to acquire the remaining 49% from the Extreme Green shareholders was exactly the same as the Bookmerge acquisition of the 51% or Extreme Green (i.e. two shares of restricted Extreme Green stock in exchange for one share of restricted Bookmerge stock). Attached is a copy of the share exchange agreement for the 49%. The offer to all EGT shareholders was 11/29/10.  This exchange has already been completed.

On November 29, 2010 the Board of Directors and majority of stockholders unanimously voted to proceed with the 2/1 Bookmerge for Extreme Green Stock Exhange. Written consent was obtained from all Extreme Green shareholders pursuant to the 11/29/11 Share Exchange Agrrment attached as Exhibit 99.1 as referenced above.

The following is a list of holders from whom shares were acquired:

Harold Baerg,
Scott Brown
Richard Carter
Laura Farley
Austin Gillespie
Joshua Gillespie
Green Protection Services, Inc
Mary Theresa Sandercock Trust Dated 2/28/1979
Martin R. Sandercock Living Trust Dated 10/13/1998
Justin Neuberger
Robert Neuberger
Kamran Sadaghiani
Kamyab Sadaghiani
Joseph Spadafore
Todd Smith

The consideration given by Bookmerge for the Extreme Green shares was one (1) restricted share of Bookmerge for two (2) shares of restricted Extreme Green, pursuant to the Purchase and share Exchange Agreements that were attached to the 1/26/11 8K as Exhibit 99.1 under the Edgarized title EX-99 2 Bookmerge8k012511ex991.htm EX-99.1.

The Employment Agreements for Richard Carter and Jospeh Spadafore are NOT related to the Purchase Agreement. The agreements are the original Employment Agremeents between Extreme Green and Richard Carter/Jospeh Spadafore. The agreements were previously disclosed in the original and modified 8-K. The agreements attached to be filed again as an exhibit.

OnNovember 29, 2010 the Board of Directors and majority of stockholders unanimously voted to proceed with the 2/1 Bookmerge for Extreme Green Stock Exhange. Written consent was obtained from all Extreme Green shareholders pursuant to the 11/29/11 Share Exchange Agrrment attached as Exhibit 99.1 as referenced above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of June 30, 2011 the Company has incurred accounting expenses of approximately $6,000 which includes bookkeeping and auditing services. There were no other audit related services or tax fees incurred.

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

BOOKMERGE TECHNOLOGIES INC.

By:	/s/ Richard Carter
Richard Carter, Esq.
President
Chief Executive Officer
Director

Date: Sept. 30, 2011