Form 10-K/A
period 2011-06-30
Book Merge Technology, Inc.
filed 2011-10-06
CIK 1440280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       .. No  X ..

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

With the closing of the acquisition Bookmerge plans to secure sufficient capital to fund the operation of Extreme Biodiesel. Bookmerge plans to raise additional capital up to $2,000,000 by offering 144 restricted stock for sale to qualified investors. These restricted shares may be offered at a discount up to 50% of the free-trading share price based on a preceding 10-day average. Equity Lines of Credit secured by restricted shares may also be considered but there are no Equity LOC currently being considered. EGT will remain a subsidiary of Bookmerge.

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

•

Grease Trap/Waste Vegetable Oil Collection – EGT has recently acquired two vehicles: a 5-Ton Kenwwoth Diesel Industrial Vaccuum Pump Truck with a 2100 gallon tank capacity for the purpose of cleaning rsturant and food manufacturer grease trap for an average $300 fee and additional collection of waste vegetable oil from those locations at a 50% less cost than purchasing waste vegetable oil on the market to reduce the cost of purchase of raw materials and dependence on market pricing.  The company also purchased a Cumming 350, dual rear axle , Peterbilt Semi tractor to haul up to 50,000 pounds of waste vegetable oil and/or biodiesel fuel, as well as box trailers for unit deliveries, in order to reduce the cost of transportation and provide better service in having a large transportation vehicle available at all times.

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

ITEM 6. SELECTED FINANCIAL DATA.

Summary of Financial Data

As of June 30, 2011

Revenues	$146,057

Operating Expenses	$517,146

Earnings (Loss)	$(498,071)

Total Assets	$801,369

Liabilities	$506,043

Shareholders’ Equity	$(295,326)

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

On November 29, 2010, the company concluded the share exchange agreement as announced in the October 7, 2010.  As a result of extending the same terms and conditions to the minority shareholders of Extreme Green Technologies, Inc. (EGT), Bookmerge Technologies Inc. acquired 49 percent of Extreme Green Technologies Inc. Bookmerge issued 15,655,500 shares of Bookmerge rule-144 restricted common stock to complete the share exchange, and as a result the total shares issued and outstanding of Bookmerge will increase to 95,746,000 and the shareholders of Extreme Green Technologies Inc. (including the shares held by Green Protective Services, Inc. (GPS), will represent 33.37 percent of Bookmerge Technologies Inc.

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

As discussed in Note 5, the Company restated the balance sheet for the year ended June 30, 2010 to reflect the financial condition of the operating company.

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
(Included in General and
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

Deferred Investment:  “Haydon Loan”

Regarding the 10Q filed April 22, 2010 for period ending March 31st, 2010.

It is our intent to clarify the mis worded 10Q dated April 22, 2010 for the period ending March 31st, 2010, page 12 to restate the terminology and terms  clarifying the Investor funding of $100,000 to the company  by Stephen Hayden supported by a promissory note dated February 25th, 2010.

The Irrevocable promissory note dated February 25th, 2010 for $100,000. Shows an effective date of February 25th, 2010 whereas the initial payment of $25,000 to the company was received on said date, and subsequent payments making for a combined total of $100,000 were received by the company in increments until full payment of the $100,000 was in fact completed on June 9th, 2010 as per the loaned dollar value of the aforementioned Promissory Note shown in the 10Q report filing for period ending March 31st, 2010.

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

5.

Restatements

The balance sheet has been restated to reflect the financial condition of the operating company, in order to reflect a meaningful comparative.   Please refer to the initial paragraph of Note 1, “Presentation”.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the year ended June 30, 2011 the Company incurred audit and audit related fees of $6,300.  There were no tax services or non-audit services provided by the auditor. ..

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

Date: Oct. 5 , 2011