Form 10-Q
period 2011-09-30
Book Merge Technology, Inc.
filed 2011-11-17
CIK 1440280

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2011

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

Yes      . No   X  .

As of Sept. 30, 2011, the issuer had 114, 238,500 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

EXTREME GREEN

TECHNOLOGIES INC.

QUARTERLY FINANCIAL STATEMENTS
(BOOKMERGE)

For the three months ended

September 30, 2011

John Kinross-Kennedy, C.P.A.
17848 Skypark Circle
Irvine, CA 92614-6401
(949) 955-2522. Fax (949)724-3817
jkinross@zamucen.com

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
as at September 30, (unaudited) and June 30, 2011 and 2010
(Unaudited)
	September 30,	June 30,
	2011	2011
ASSETS

Current Assets
Cash and cash equivalents	$9,916	$6,110
Accounts Receivable	19,303	19,194
Inventory	15,027	25,757
Total Current Assets	44,246	51,061

Property plant and equipment, net of accumulated depreciation	666,807	692,272

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036

Total Other Assets	58,036	58,036

TOTAL ASSETS	$769,089	$801,369

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$187,798	$162,759
Credit Cards	-	-
Bank Line of Credit	70,398	74,329
Deferred Payroll	-	-
Deferred Rent	5,455	5,455
Current portion, long term debt	-	-
Total Current Liabilities	263,651	242,543

Other Liabilities
Note Payable	95,000	95,000
Deferred Investments (Note 2)	109,000	104,000
Shareholder Loans	64,500	64,500
Total Other Liabilities	268,500	263,500

Total Liabilities	532,151	506,043

Stockholders' Equity
Common Stock, $0.001 par value, authorized 100,000 shares; Issued and outstanding: 80,090,500 as at June 30, 2010 114,238,500 as at September 30, 2011	114,239	104,239
Additional paid-in capital	1,890,888	1,890,888
Deficit	(1,768,189)	(1,699,801)
Total Stockholders' Equity	236,938	295,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$769,089	$801,369

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Revenues	$64,695	$42,998

Cost of Sales exclusive of depreciation expense	32,980	36,705

Selling, General and Administrative Expenses
Advertising and Marketing	15,292	3,900
Occupancy Costs	18,216	20,490
Depreciation	25,465
Salaries and wages	20,107	27,781
Legal and professional fees	8,257	4,459
Other selling, general and administrative Expenses	11,522	37,214
	98,859	93,844

Net Income before other income and expenses	(67,144)	(87,551)

Other Income and expenses
Other income	105	-
Interest expense	(1,349)	(1,988)
	(1,244)	(1,988)

Net Income	$(68,388)	$(89,539)

Basic and dilutive earnings per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	107,391,000	80,090,500

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 28, 2008 to September 30, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
				(Restated)
Balances Feb. 28, 2008, (Incorporation)	-	$-	$-	$-	$-
Common stock issued: cash	70,000,000	70,000	(67,500)	-	2,500
Common stock for services	4,130,000	4,130	3,960	-	8,090
Net. Loss for the period	-	-	-	(55,100)	(55,100)
Balances, June 30, 2008	74,130,000	74,130	(63,540)	(55,100)	(44,510)

Common stock issued: cash	5,260,500	5,261	32,314	-	37,575
Net loss for the year	-	-	-	(26,506)	(26,506)
Balances, June 30, 2009	79,390,500	79,391	(31,226)	(81,606)	(33,441)

Common stock for services	700,000	700	4,300	-	5,000
Restatement of equity per reorganization	-	-	1,563,135	(743,303)	819,832
Net loss for the year	-	-	-	(376,821)	(376,821)
Balances, June 30, 2010	80,090,500	80,091	1,536,209	(1,201,730)	414,570

Common stock issued pursuant to plan of reorganization	16,550,000	16,550	(16,550)	-	-
Adjustments per reorganization	-	-	220,827	-	220,827
Shares issued in exchange	4,658,000	4,658	(4,658)	-	-
Sale of stock for cash	1,140,000	1,140	55,860	-	57,000
Adjustments per reorganization	-	-	11,000	-	11,000
Shares issued in exchange	1,800,000	1,800	88,200	-	90,000
Net loss for the year	-	-	-	(498,071)	(498,071)
Balances, June 30, 2011	104,238,500	104,239	1,890,888	(1,699,801)	295,326

Issued common stock for debt of $10,000 @ $.001 per share September 1, 2011	10,000,000	10,000	-	-	10,000
Net loss for the three months	-	-	-	(68,388)	(68,388)

Balances, September 30, 2011	114,238,500	$114,239	$1,890,888	$(1,768,189)	$236,938

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended September 30, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net Income after taxes	$(68,388)	$(89,539)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	25,465	49,831
Change in operating assets and liabilities:
Accounts Receivable	(109)	7,514
Accounts Payable and accrued expenses	18,559	(10,221)
Inventory	10,730	8,938
Credit Cards	-	(161)
Deferred Payroll	-	(8,000)
Deferred Rent	-	(740)
Net Cash provided by Operating Activities	(13,743)	(42,378)

Cash Flows from Investing Activities
Proceeds of deferred investments	15,000	-
Net Cash (used by) Investing Activities	15,000	-

Cash Flows from Financing Activities
Bank Line of Credit	(3,932)	-
Stock sold for cash	-	70,000
Recapitalization in reorganization	-	(35,950)
Repayment and reclassification of long term debt	-	(934)
Proceeds of stockholder loans	-	6,000
Net Cash (used by) Financing Activities	(3,932)	39,116

Net increase (decrease) in cash	(2,675)	(3,262)
Cash and cash equivalents, beginning of period	8,785	8,785

Cash and cash equivalents, end of period	$6,110	$5,523

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the three months ended

September 30, 2011

1.     Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting.   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information  and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10K. The results of the three month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

Organization and Nature of Operations

Presentation

On October 7, 2010 the Company, as Book Merge Technology, Inc, (BMT), entered into a plan of reorganization with a private company, Extreme Green Technologies Inc. (EGT).  A reverse merger was effected on October 11, 2010, wherein BMT, (then a shell), was the surviving company and legal acquirer whereas EGT was the operating company.  Accordingly, operations of the entity are reported as those of the original EGT, the operating company.  BMT subsequently changed its name to Extreme Green Technologies, Inc., on August 12, 2011.

Organization

The Company F.K.A. Book Merge Technology, Inc. (BMT, the legal acquirer) was incorporated February 28, 2008 In the State of Nevada as Big West Environmental, Inc.  The Company intended to enter into the sale and distribution of solar PV panels.  The Company has devoted substantially all its efforts to business planning and development since inception.  The Company has realized no revenue from it s planned business purpose. After evaluation of current opportunities, the Company entered into an agreement with EGT on October 7, 2010 to enter the bio fuel industry.  The Company changed its name to Extreme Green Technology Inc. on August 12, 2011.

Extreme Green Technologies, Inc. (EGT, the operating company) was incorporated under the laws of the State of Nevada on December 23, 2003 for the purpose of developing, marketing and commercializing bio-diesel fuel, bio-diesel processors and related products.  In January 2008 the name was changed from Ryan Enterprises, Inc. to Extreme Green Technologies, Inc. (“EGT”).  The Company has the relevant licenses for bio diesel production in California and is “doing business as” “Extreme Biodiesel”.

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

On October 11, 2010 BookMerge had achieved a 51% interest in EGT, gaining control.  The reverse acquisition was effected on that date. The reorganization continued with stock swaps and was completed by March 31, 2011.  EGT became a subsidiary of BookMerge. BookMerge subsequently changed its name to Extreme Green Technologies, Inc. on August 12, 2011.

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

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Note Receivable	$40,000	$-	$-	$40,000
Deposits	18,036	-	-	18,036
	$58,036	$-	$-	$58,036
Liabilities
Bank Line of Credit	$70,398	$-	$-	$70,398
Deferred Investments	-	109,000	-	109,000
Stockholder Loans	-	64,500	-	64,500
	$70,398	$173,500	$-	$243,898

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

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

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

The Company has been an ongoing concern since January 1, 2008.  The Company generated revenue of $64,695 in the three months ended September 30, 2011 ($42,998 in 2010).

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was limited sales activity the three months ended September 30, 2011.  The company experienced a loss of $67,144 in the three months ended September 30, 2011, ($89,539 in 2010), and a cumulative loss since incorporation February 28, 2008 to September  30, 2011 of $1,768,189. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The Company has potentially dilutive securities outstanding as of September 30, 2011 in the form of convertible debt.  However the conversion would be anti dilutive, since the Company is in a loss position, and was therefore not considered in the calculation of earnings per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2011 and 2010:

Numerator

Basic and diluted net loss per share:	2011	2010
Net Loss	$(64,695)	$(42,998)

Denominator

Basic and diluted weighted average
number of shares outstanding	107,391,000	80,090,500

Basic and Diluted Net Loss Per Share

$(0.00)	$(0.00)

Notes Receivable

2011	2010
$40,000	$40,000

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

Property, Plant and Equipment

Refinery	$857,025
Leasehold Improvements	31,885
Vehicles	52,935
Furniture and fixtures	3,422
945,267
Accumulated depreciation	(278,460)
Property, plant and equipment, net	$666,807

Depreciation	$25,465
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

Bank Line of Credit

September 30,
2011	2010
$70,398	$49,965

The line of credit is funded by Bank of the West, carries interest at 4.75% and is payable upon demand. The interest rate is variable based on Bank of the West prime rate.

Obligation Under Capital Lease

	September 30,
	2011	2010
	$0	$8,481
Current portion	0	6,000
	$0	$15,291

 On February 28, 2008 Wells Fargo Bank funded a three year lease for a forklift with bargain purchase clause, which was capitalized to $23,380.  The lease was paid out during the fiscal year ended June 30, 2011 and the fork lift purchased accordingly.

Note Payable

September 30,
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

Deferred Investment:  “Haydon Loan”

September 30,
2011	2010
$109,000	$114,000

On February 25, 2010 the Company signed an investment agreement with two individuals Steve Hayden III and Steve Hayden IV, wherein they deposited $ 107,000 into the Company in return for 25% of Net Profit over 24 months beginning June 30, 2010.  Net Profit was defined as fuel sales less oil, delivery and processing costs, and taxes.  The minimum return, royalty, was specified as $200,000.  No royalty payments were payable under the agreement for 2010 or 2011. The obligations under the agreement were paid down partially by $10,000 on September 1, 2011 through the issue of 10,000,000 common shares to the members of the lending consortium.

Stockholder Loans

Robert Neuberger	$50,000	$50,000
Joseph Spadafore	8,500	8,000
Ryan Spadafore	6,000	0
	$64,500	$58,000

Stockholder loans carry no interest, have no terms of repayment, and are non callable.

Repayment is discretionary.  Both lenders are officers of the Company.

3.

Provision for Income Tax

No provision was made for federal income tax for the three months ended September 30, 2011, since the Company had significant net operating loss. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes as of June 30, is approximately $ 1,768,000 The net operating losses will expire in 2027 through 2030 unless utilized beforehand.

The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

4.

Capital Structure

Common Stock

On September 1, 2011, 10,000,000 shares of common stock were issued in reducing the deferred investment loans by $10,000.

As at September 30, 2011 the Company was authorized to issue 200,000,000 common shares, of which 114,238,500 were issued and outstanding at September 30, 2011 and 80,090,500 at September 30, 2010.

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

 6.

Subsequent Events

Events subsequent to September 30, 2011 have been evaluated through November 4, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to report.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $68,388 for the three months ended Sept. 30, 2011, compared with a net loss of $89,539 for the three months ended Sept. 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on June 30, 2011 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

As of Sept. 30, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective for our corporate reporting as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 10K filed Oct. 6, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 26, 2011 the Company issued Steven R. Hayden III, 5,000,000 shares of common stock in exchange for release of $10,000 of debt the Company owed Mr. Hayden.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Nov. 17, 2011

BookMerge Technologies, Inc.
Registrant

By: /s/ Richard Carter
Richard Carter Chairman of the Board Chief Executive Officer