Form 10-K/A
period 2011-06-30
Book Merge Technology, Inc.
filed 2011-12-02
CIK 1440280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A2

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

•

Grease Trap/Waste Vegetable Oil Collection – EGT has recently acquired two vehicles: a 5-Ton Kenwwoth Diesel Industrial Vaccuum Pump Truck with a 2100 gallon tank capacity for the purpose of cleaning rsturant and food manufacturer grease trap for an average $300 fee and additional collection of waste vegetable oil from those locations at a 50% less cost than purchasing waste vegetable oil on the market to reduce the cost of purchase of raw materials and dependence on market pricing.  The company also purchased a Cumming 350, dual rear axle, Peterbilt Semi tractor to haul up to 50,000 pounds of waste vegetable oil and/or biodiesel fuel, as well as box trailers for unit deliveries, in order to reduce the cost of transportation and provide better service in having a large transportation vehicle available at all times.

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

Biodiesel is on the forefront of technology

•

The biodiesel industry has grown almost 1000% in 8 years *

* Source: National Biodiesel Board (www.biodiesel.org)

The market for biodiesel fuel and fuel related products has increased in the past seven years in part due to the dramatic rise in crude oil and diesel pump prices, US foreign oil dependence, need to create jobs in the US and the environmental impact of fossil fuels. While petroleum diesel prices are anticipated to continue its long term trend of dramatic increases with the industrialization of China, India and emerging South American countries, the demand for alternative fuel is also expected to grow exponentially. An example of the growth potential is illustrated by the past demand and production of biodiesel, as estimated by the National Biodiesel Board (biodiesel.org http://www.biodiesel.org/):

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders

Extreme Green Technologies Inc.

Corona, California

I have audited the accompanying balance sheet of Extreme Green Technologies Inc. as of June 30, 2011 and 2010 and the related statements of operations, of stockholders’ equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Extreme Green Technologies Inc. as of June 30, 2011 and 2010  and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company as at June 30, 2011 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  These factors raise substantial doubt concerning the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable.  If the Company is unable to make it profitable, the Company could be forced to cease development of operations.  Management cannot provide any assurances that the Company will be successful in its operation.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

As discussed in Note 1 to the financial statements, the Company recorded a prior period adjustment to retroactively change its method of accounting from a development stage company to one in the production stage in 2008 and 2009. There was no effect on net income or net equity.

As discussed in Note 5, the Company restated the balance sheet for the year ended June 30, 2010 to reflect the financial condition of the operating company.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross Kennedy

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Richard Carter. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our Principal Executive Officer, Principal Financial and Accounting Officer, Richard Carter’s assessment, management concluded that our internal control over financial reporting as of June 30, 2011 was not effective.   This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”   This material weakness has existed since at least June 2010.

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

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

On November 29, 2010, the Board of Directors appointed Richard B. Carter, Esq. Director of Bookmerge Technology Inc. to the position of President and CEO and will hold the position of Chief Financial Officer. Mr. Carter, age 47, in charge of finances, human resources, state and federal compliance permits and licenses and all other financial and legal aspects of Extreme Green Technologies Inc. (EGT). Mr. Carter owned his own law firm and real estate sales/consulting group for several years and sold the practice to co-found EGT. Prior to owning his own firm, Rick was a partner with a large Orange County law firm specializing in defending businesses, insurance companies and high net worth individuals in multi-million dollar businesses, contractual and tort litigated cases. Rick was in charge of the construction defect department for the five California offices of the firm and supervised the associate attorneys and staff. Rick worked his way through the ranks from administrative assistant to handling payroll, payables, billing and financial statements before becoming a law clerk, then associate attorney and eventually partner during his 17 year tenure with the law firm. Rick is a licensed Attorney at Law and Real Estate Broker with Juris Doctor and Bachelors in the Science of Law degrees along with completion of UCI Graduates classes for light construction and development financing, in addition to ongoing biodiesel, legal, real estate continuing education. Mr. Carter’s employment agreement with Extreme Green Technologies, Inc. provides for a seven year term for $48,000 annual salary with 3-4% annual cost of living increases; annual salary increases and stock bonuses based on company performance; stock options for 300,000 rule-144 restricted shares at .10¢ per share; paid medical, dental, vision and life insurance (when available), 3 weeks paid vacation, federal holidays.   Mr .Carter does not currently have an employment agreement with Bookmerge.

On November 29, 2010, the Board of Directors appointed Joe Spadafore, to the position of Corporate Secretary and Treasurer. Joe has extensive experience in business and multi-million dollar real estate transactions. Most recently, Joe has been ranked in the top ½ percent of all Prudential California Realty agents nationwide, specializing multi-million dollar residences for over 17 years. Joe employs and supervised up to 15 agents with his wife. Joe previously owned retail liquor stores for several years while also working as a police officer and hostage negotiator for the City of Los Angeles for 15 years.  As part of his focus on ecological commercial development that enhance his real estate practice, Mr. Spadafore became disenchanted with the American dependence on foreign oil, the funding of American problems overseas and the effect on our economy.  In 2007, he decided to turn his attention to eliminating these problems and co-founded EGT. Mr. Spadafore, age 53, is in charge of marketing, sales and over-all general operations of EGT. Joe has successfully negotiated contracts with numerous restaurants and food manufacturers for the collection of waste vegetable oil and brown grease interceptor/grease trap services. The brown grease interceptor/trap business provides EGT with additional cash flow and additional waste oil accounts. Joe has also negotiated a deal with an existing algae oil production company that has successfully tested algae oil for use in biodiesel.  Mr. Spadafore’s employment agreement provides for a seven year term for $48,000 annual salary with 3-4% annual cost of living increases; annual salary increases and stock bonuses based on company performance; stock options for 300,000 rule-144 restricted shares at .10¢ per share; paid medical, dental, vision and life insurance (when available), 3 weeks paid vacation, federal holidays.   Mr. Spadafore does not currently have an employment agreement with Bookmerge.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the year ended June 30, 2011 the Company incurred audit and audit related fees of $6,300.  There were no tax services or non-audit services provided by the auditor..

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

Date: December 2, 2011