Form 10-Q
period 2011-12-31
Book Merge Technology, Inc.
filed 2012-05-10
CIK 1440280

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-152837

Book Merge Technology, Inc.

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

Yes      . No  X .

As of December 31, 2011, the issuer had 114, 238,500 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

EXTREME GREEN

TECHNOLOGIES INC.

FINANCIAL STATEMENTS

(BOOKMERGE)

For the six months ended

September 30, 2011

John Kinross-Kennedy, C.P.A.

17848 Skypark Circle

Irvine, CA  92614-6401

(949) 955-2522.   Fax (949)724-3817

jkinross@zamucen.com

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	June 30,
	2010	2011

ASSETS

Current Assets
Cash and cash equivalents	$-	$6,110
Accounts Receivable	19,110	19,194
Inventory	15,027	25,757
Total Current Assets	34,137	51,061

Property plant and equipment, net of accumulated depreciation	666,807	692,272

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036

Total Other Assets	58,036	58,036

TOTAL ASSETS	$758,980	$801,369

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$1,449	$-
Accounts payable and accrued expenses	196,011	162,759
Bank Line of Credit	69,076	74,329
Deferred Rent	5,455	5,455
Total Current Liabilities	271,991	242,543

Other Liabilities
Note Payable	95,000	95,000
Deferred Investments (Note 2)	116,000	104,000
Shareholder Loans	64,500	64,500
Total Other Liabilities	275,500	263,500

Total Liabilities	547,491	506,043

Stockholders' Equity
Common Stock, $0.001 par value, authorized 100,000 shares; Issued and outstanding: 104,238,500 as at June 30, 2011 114,238,500 as at December 30, 2011	114,239	104,239
Additional paid-in capital	1,890,888	1,890,888
Deficit	(1,793,638)	(1,699,801)
Net Income	-	-
Total Stockholders' Equity	211,489	295,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$758,980	$801,369

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the six and three months ended December 31, 2011 and 2010

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues	$24,719	$19,928	$89,413	38,370

Cost of Sales exclusive of depreciation expense	4,936	46,486	37,915	72,067

Selling, General and Administrative Expenses
Advertising and Marketing	119	3,685	15,411	7,585
Occupancy Costs	18,216	25,541	36,432	101,164
Depreciation	-	25,465	25,465	50,130
Salaries and wages	9,714	43,448	29,821	74,676
Legal and professional fees	7,584	9,867	15,840	17,538
Other selling, general and administrative Expenses	10,318	13,781	21,244	21,979
	45,951	121,787	144,213	273,072

Net Income before other income and expenses	(26,168)	(148,345)	(92,715)	(306,769)

Other Income and expenses
Interest income	-	12,803	-	9,432
Other income	420	-	525	-
Interest expense	299	(322)	(1,647)	(415)
	719	12,481	(1,122)	9,017

Net Income, at 100%	$(25,449)	$(135,864)	$(93,837)	(297,752)

Minority interest (Note 1)	-	19,585	-	27,226

Net Income	(25,449)	(116,279)	(93,837)	(270,526)

Basic and dilutive earnings per share	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average number of shares outstanding	112,438,500	82,848,858	109,914,587	79,740,500

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash Flows from Operating Activities
Net Income after taxes	$(93,837)	$(270,526)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	25,465	50,130
Change in operating assets and liabilities:
Accounts Receivable	83	7,613
Accounts Payable and accrued expenses	33,253	34,512
Credit Cards	-	(39,785)
Inventory	10,730	36,150
Deferred Rent	-	(2,253)
Net Cash provided by Operating Activities	(24,306)	(184,159)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(12,001)
Repayment and reclassification of capital lease	-	(8,660)
Proceeds (amortization) of deferred investments	-	(7,000)
Net proceeds of reorganization	-	220,827
Net Cash (used by) Investing Activities	-	193,166

Cash Flows from Financing Activities
Bank overdraft	1,449	-
Bank Line of Credit	(5,253)	32,082
Proceeds of loans	22,000	-
Net Cash (used by) Financing Activities	18,196	32,082

Net increase (decrease) in cash	(6,110)	41,089
Minority Interest	-	(27,226)
Cash and cash equivalents, beginning of period	6,110	8,686

Cash and cash equivalents, end of period	$-	$22,549

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the six months ended

December 31, 2011

1.

Organization and Nature of Operations

Organization

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

Extreme Green Technologies, Inc. (EGT, the operating company), (originally Ryan Enterprises Inc.), was incorporated under the laws of the State of Nevada on December 23, 2003 for the purpose of developing, marketing and commercializing bio-diesel fuel, bio-diesel processors and related products.  The Company has the relevant licenses for bio diesel production in California and 1s doing business as “Extreme Biodiesel”.

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting.   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information  and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10K. The results of the six month period ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the six months ended

December 31, 2011

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

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	December31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Note Receivable	$40,000	$-	$-	$40,000
Deposits	18,036	-	-	18,036
	$58,036	$-	$-	$58,036
Liabilities

Bank Line of Credit	$69,076	$-	$-	$69,076
Deferred Investments	-	116,000	-	116,000
Stockholder Loans	-	64,500	-	64,500
	$69,076	$180,500	$-	$249,576

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the six months ended

December 31, 2011

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

The Company was not registered as at December 31, 2011 and there is no market for its stock.  Stock value based on book value or discounted net asset value is not considered reliable.   The Company will therefore adopt the most reliable indication of stock value: quantum meruit, i.e. the value of services rendered, based on industry average rates and services contribution.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the six months ended

December 31, 2011

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced and a loss of $93,837 in the six months ended December 31, 2011, ($270,526 in 2010), and .a cumulative loss since incorporation February 28, 2008 of $1,793,638. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The Company has potentially dilutive securities outstanding as of December 31, 2011 in the form of convertible debt.  However the conversion would be anti dilutive, since the Company is in a loss position, and was therefore not considered in the calculation of earnings per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six month ended December 31, 2011 and 2010:

Numerator:

	2011	2010
Basic and diluted net loss per share:
Net Loss	$(93,837)	$(270,526)

Denominator

Basic and diluted weighted average number of shares outstanding	109,914,587	79,740,500

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Notes Receivable

2011	2010
$40,000	$40,000

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the six months ended

December 31, 2011

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

Property, Plant and Equipment

Refinery	$857,025
Leasehold Improvements	31,885
Vehicles	52,935
Furniture and fixtures	3,422
945,267
Accumulated depreciation	(278,460)
Property, plant and equipment, net	$666,807

Depreciation (Included in Other General and Administrative Expenses on the Statement of Operations).	$25,465

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

Bank Line of Credit

December 31,
2011	2010
$69,076	$82,047

The line of credit is funded by Bank of the West, carries interest at 4.75% and is payable upon demand. The interest rate is variable based on Bank of the West prime rate

Note Payable

December 31,
2011	2010
$95,000	$95,000

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

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the six months ended

December 31, 2011

Deferred Investment:  “Haydon Loan”

June 30,
2011	2010
$116,000	$107,000

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

Stockholder Loans

	June 30,
	2011	2010
Robert Neuberger	$50,000	$50,000
Joseph Spadafore	8,500	2,000
Ryan Spadafore	6,000	0
	$64,500	$52,000

Stockholder loans carry no interest, have no terms of repayment, and are non callable.

Repayment is discretionary.  Both lenders are officers of the Company.

3.

Provision for Income Tax

No provision was made for federal income tax for the six months ended December 31, 2011 since the Company had significant net operating loss. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes as of December 31, 2011 is approximately $ 1,793,000 The net operating losses will expire in 2028 through 2032 unless utilized beforehand.

The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has a deferred tax asset of approximately $717,000, however a valuation allowance has been recorded of 100%, since in the opinion of management it is “more-likely- than-not” that the deferred tax assets will not be realized.

4.

Capital Structure

Common Stock

On September 1, 201, 10,000,000 shares of common stock were issued in reducing the deferred investment loans by $10,000.

As at December 31, 2011 the Company was authorized to issue 200,000,000 common shares, of which 114,238,500 were issued and outstanding.

5.

Commitments and Contingencies

The Company entered into a three year lease for an office and manufacturing building in Corona, California on February 15, 2008 at the rate of $8,050 per month.  Lease commitments over the life of the lease are:

Fiscal year ended December 31,
2012	$

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the six months ended

December 31, 2011

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

Subsequent Events

Events subsequent to December 31, 2011 have been evaluated through March 31, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no other subsequent events to report.

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

With the closing of the acquisition BookMerge plans to secure sufficient capital to fund the operation of Extreme Biodiesel. Extreme Green Technologies, Inc. dba Extreme Biodiesel (EGT) was formed on December 23, 2003 as a Nevada corporation qualified to do business in California. EGT was formed to develop market and commercialize bulk bio-diesel fuel, personal biodiesel processors and related products.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $25,449 for the three months ended December 31, 2011, compared with a net loss of $135,864 for the three months ended December 31, 2010.

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

As of December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective for our corporate reporting as of the end of the period covered by this Quarterly Report.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: April 23, 2012

BookMerge Technologies, Inc.
Registrant

By: /s/ Richard Carter
Richard Carter Chairman of the Board Chief Executive Officer