Form 10-Q
period 2012-03-31
Book Merge Technology, Inc.
filed 2012-09-12
CIK 1440280

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Yes      . No   X  .

As of Mar. 31, 2012, the issuer had 114,238,500 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

BOOK MERGE

TECHNOLGIES INC.

FINANCIAL STATEMENTS
(BOOKMERGE)

For the nine months ended

March 31, 2012

John Kinross-Kennedy, C.P.A.
17848 Skypark Circle
Irvine, CA 92614-6401
(949) 955-2522. Fax (949)724-3817
jkinross@zamucen.com

BOOK MERGE TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2012	2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$634	$6,110
Accounts Receivable	19,005	19,194
Inventory	15,027	25,757
Total Current Assets	34,666	51,061

Property plant and equipment,
net of accumulated depreciation	615,878	692,272

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036
Total Other Assets	58,036	58,036

TOTAL ASSETS	$708,580	$801,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Overdraft
Accounts payable and accrued expenses	198,934	162,759
Bank Line of Credit	69,076	74,329
Deferred Rent	5,455	5,455
Total Current Liabilities	273,465	242,543

Other Liabilities
Note Payable	95,000	95,000
Deferred Investments (Note 2)	116,000	104,000
Shareholder Loans	64,500	64,500
Total Other Liabilities	275,500	263,500

Total Liabilities	548,965	506,043

Stockholders' Equity
Common Stock, $0.001 par value, authorized 100,000 shares; Issued and outstanding: 104,238,500 as at June 30, 2011 114,238,500 as at March 31, 2012

	114,239	104,239
Additional paid-in capital	1,890,888	1,890,888
Deficit	(1,845,512)	(1,699,801)
Net Income	-	-
Total Stockholders' Equity	159,615	295,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$708,580	$801,369

BOOK MERGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the six and nine months ended March 31, 2012 and 2011
(unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
		(Restated)
Revenues	$29,799	$40,328	$119,044	$78,698

Cost of Sales exclusive of depreciation expense
	3,422	10,430	41,337	82,497

Selling, General and Administrative Expenses
Advertising and Marketing	-	1,394	15,411	8,979
Occupancy Costs	13,324	(756)	49,756	21,008
Depreciation	25,465	25,198	76,394	75,594
Salaries and wages	42	44,641	35,573	117,817
Legal and professional fees	1,331	12,261	17,172	29,799
Other selling, general and administrative
Expenses	12,613	13,404	29,707	36,617
	52,775	96,142	224,013	289,814

Net Income before other income and expenses	(26,398)	(66,244)	(146,306)	(293,613)

Other Income and expenses
Interest income	-	-	-	606
Other income	70	-	595	7,185
Interest expense	-	(2,743)	-	(1,517)
	70	(2,743)	595	6,274

Net Income, at 100%	$(26,328)	$(68,987)	$(145,711)	$(287,339)

Minority interest (Note 1)	-	-	-	-

Net Income	(26,328)	(68,987)	(145,711)	(287,339)

Basic and dilutive earnings per share	$-	$-	$-	$-

Weighted average number of shares outstanding
	114,238,500	79,870,500	111,947,591	79,740,500

BOOK MERGE TECHNOLGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended March 31, 2012 and 2011
(Unaudited)
	2012 $	2011 $

Cash Flows from Operating Activities
Net Income after taxes	(145,711)	(287,339)
Adjustments to reconcile net loss to net cash used by operations:

Depreciation	76,394	75,594
Amortization	-	(60,000)
Change in operating assets and liabilities:
Accounts Receivable	189	5
Accounts Payable and accrued expenses	36,175	(18,227)
Credit Cards	-	(46,495)
Inventory	10,730	24,786
Deferred Rent	-	(3,010)
Deferred Payroll	-	(8,000)
Settlement Agreements	-	17,472
Current portion, long term debt	-	(6,000)
Net Cash provided by Operating Activities	(22,223)	(311,214)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(12,000)
Repayment and reclassification of capital lease	-	(9,291)
Proceeeds (amortizaton) of deferred investments
Sale of stock for cash	-	57,000
Net Cash (used by) Investing Activities	-	35,709

Cash Flows from Financing Activities
Bank overdraft
Bank Line of Credit	(5,253)	28,247
Proceeds of loans	22,000	8,000
Conributed Capital	-	231,827
Net Cash (used by) Financing Activities	16,747	268,074

Net increase (decrease) in cash	(5,476)	(7,431)
Minority Interest
Cash and cash equivalents, beginning of period	6,110	8,785

Cash and cash equivalents, end of period	634	1,354

Supplemental disclosure of cash flow information
Income taxes paid	800	800
Interest paid	-	-

Supplemental disclosure of Non Cash Activities
Reorganization adjustments	231,827	(22,000)
Equipment	(12,000)	-
Stock issued to retire debt	10,000	-

Book Merge Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the year ended

March 31, 2012

1.

Organization and Nature of Operations

Organization

On October 7, 2010 the Company, as Book Merge Technology, Inc, (BMT), entered into a plan of reorganization with a private company, Book Merge Technologies Inc. (BOOK MERGE).  A reverse merger was effected on October 11, 2010, wherein BMT was the surviving company and legal acquirer whereas BOOK MERGE was the operating company.  BMT subsequently changed its name to Book Merge Technologies, Inc.

The Company F.K.A. Book Merge Technology, Inc. (BMT, the legal acquirer) was incorporated February 28, 2008 In the State of Nevada as Big West Environmental, Inc.  The Company intended to enter into the sale and distribution of solar PV panels.  The Company has devoted substantially all its efforts to business planning and development since inception.  The Company realized no revenue from its planned business purpose. After evaluation of current opportunities, the Company entered into an agreement with BOOK MERGE on October 7, 2010 to enter the bio fuel industry.  The Company changed its name to Book Merge Technology Inc. on August 12, 2011.

Book Merge Technologies, Inc. (BOOK MERGE, the operating company), (originally Ryan Enterprises Inc.), was incorporated under the laws of the State of Nevada on December 23, 2003 for the purpose of developing, marketing and commercializing bio-diesel fuel, bio-diesel processors and related products.  The Company has the relevant licenses for bio diesel production in California and is doing business as “Extreme Biodiesel”.

Current Business of the Company

On January 1, 2008, the operating company, BOOK MERGE, purchased an existing business, Extreme Biodiesel, which had, since 2004, been manufacturing home biodiesel processors.  In February, 2008 BOOK MERGE moved to an 11,400 square foot building at 1560 Maple Street, Corona, California to set up a licensed bio diesel refinery and factory for refining diesel oil and manufacturing bio diesel processors.   A spike in fuel prices in 2008 created a demand for BOOK MERGE’s processors that propelled processor sales in that year to $885,825.  The refinery at the outset was able to produce 2,000 gallons per day and is being expanded.

On October 7, 2010 the two companies BMT and BOOK MERGE entered into a Plan of reorganization whereby Book Merge (BMT) was to acquire a minimum of 51% controlling interest in BOOK MERGE. The plan was for all BOOK MERGE stockholders to swap their stock for BookMerge stock on a 2 for 1 basis, (2 BOOK MERGE for 1 BookMerge), giving BookMerge control.  BOOK MERGE would be wound up and operations conducted under BookMerge.  BookMerge would assume the name Book Merge Technologies.  The effect is a reverse merger, wherein BookMerge is the surviving company and legal acquirer whereas BOOK MERGE, (the operating company), is the accounting acquirer.  Operations of the entity are reported as those of BOOK MERGE.

On October 11, 2010 BookMerge had achieved a 51% interest in BOOK MERGE, gaining control.  The reverse acquisition was effected on that date. The reorganization continued with stock swaps and was completed by March 31, 2011.  BOOK MERGE became a subsidiary of BookMerge. BookMerge subsequently changed its name to Book Merge Technologies, Inc. on August 12, 2011.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting.   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information  and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10K. The results of the nine month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

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

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance as of
	IdenticalAssets	Inputs	Inputs	December31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets

Note Receivable	$40,000	-	-	$40,000
Deposits	18,036	-	-	18,036
	$58,036	$-	$-	$58,036
Liabilities

Bank Line of Credit	$69,076	-	-	$69,076
Deferred Investments	-	116,000	-	116,000
Stockholder Loans	-	64,500	-	64,500

	$69,076	$180,500	$-	$249,576

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

The Company was not registered as at March 31, 2012 and there is no market for its stock.  Stock value based on book value or discounted net asset value is not considered reliable.  For purposes of stock compensation, the Company will therefore adopt the most reliable indication of stock value: quantum meruit, i.e. the value of services rendered, based on industry average rates and services contribution.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced and a loss of $ 145,711 in the nine months ended March 31, 2012, ($287,339 in 2011), and .a cumulative loss since incorporation February 28, 2008 of $1,845,512. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The Company has potentially dilutive securities outstanding as of March 31, 2012 in the form of convertible debt.  However the conversion would be anti dilutive, since the Company is in a loss position, and was therefore not considered in the calculation of earnings per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine month period ended March 31, 2012 and 2011:

Numerator:
	2012	2011
Basic and diluted net loss per share:
Net Loss	$ (145,711)	(287,339)

Denominator

Basic and diluted weighted average
number of shares outstanding	111,947,591	79,740,500

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Notes Receivable
2012	2011
$40,000	$40,000

An advance of $40,000 on March 18, 2009 to Superior Service Recycling was made in a preliminary  agreement to purchase Superior’s business.  This business provides BOOK MERGE with used vegetable oil for bio-  diesel production.  It is owned by Scott Brown, a stockholder and Technical Director of BOOK MERGE. The Board of Directors has stated the intention of completing the transaction. The advance carries no interest or terms of repayment. The agreement to purchase Superior's business expired December 31, 2012, which triggered the maturity date of January 1, 2013. There is no collateral underlying the note receivable.

Property, Plant and Equipment
Refinery	$857,025
Leasehold Improvements	31,885
Vehicles	52,935
Furniture and fixtures	3,422
945,267
Accumulated depreciation	(329,389)
Property, plant and equipment, net	$615,878
Depreciation	$76,394
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

Bank Line of Credit
March 31,
2012	2011
$69,076	$78,212

The line of credit is funded by Bank of the West, carries interest at 4.75% and is payable upon demand. The interest rate is variable based on Bank of the West prime rate.

Note Payable
December 31,
2011	2010
$95,000	$95,000

On November 11, 2009 the Company entered into a stock purchase agreement with Envirotek Inc., a Nevada holding company, which holds stock of entities engaged in alternative fuel production such as bio-diesel.  Under the agreement, Envirotek was to acquire 51% of BOOK MERGE stock, and to loan BOOK MERGE $250,000 in stages. In November 2009 Envirotek advanced BOOK MERGE $65,000 and a further 30,000 from January 28 to March 3rd 2010 under promissory notes.  The $65,000 note  carries no interest,  requires no payments  and matures January 20, 2013.  On April 26, 2010 The Board of Directors rescinded the agreement with Envirotek Inc. This effectively ended the business relationship  between the two  companies.  Envirotek subsequently ceased operations.  The advances were classified as a non current liability pending renewed communication with Envirotek.

Deferred Investment: “Hayden Loan”
March 31,
2012	2011

$116,000	$54,000

On February 25, 2010 the Company signed an investment agreement with two individuals, Steve Hayden III and Steve Hayden IV.  According to the terms of the agreemnt, the Company issued an irrevocable promissory note for $100,000 on that date.  An initial payment of $25,000 was received. Subsequent payments aggregating to a combined total of $100,000 completed the funding of the note on June 9, 2010.  The lenders were granted royalty rights of 25% of Net Profit over 24 months beginning June 30, 2010.  Net Profit was defined as fuel sales less oil, delivery and processing costs, and taxes.  The minimum return was specified as $200,000.  No royalty payments have been payable under the agreement.

Stockholder Loans
	March 31,
	2012	2011
Robert Neuberger	$50,000	$50,000
Joseph Spadafore	8,500	2,000
Ryan Spadafore	6,000	-
	$64500	$52000

Stockholder loans carry no interest, have no terms of repayment, and are non callable.

Repayment is discretionary.  Both lenders are officers of the Company.

3.

Provision for Income Tax

No provision was made for federal income tax for the nine months ended March 31, 2012 since the Company had significant net operating loss. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes as of March 31, 2012 is approximately $ 1,845,000.  The net operating losses will expire in 2028 through 2032 unless utilized beforehand.

The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has a deferred tax asset of approximately $738,000, however a valuation allowance has been recorded of 100%, since in the opinion of management it is “more-likely- than-not” that the deferred tax assets will not be realized.

4.

Capital Structure

Common Stock

On September 1, 2011, 10,000,000 shares of common stock were issued in reducing the deferred investment loans by $10,000.

As at March 31, 2012 the Company was authorized to issue 200,000,000 common shares, of which  114,238,500 were issued and outstanding.

5.

Commitments and Contingencies

The Company entered into a three year lease for an office and manufacturing building in Corona, California on February 15, 2008 at the rate of $8,050 per month.  Lease commitments over the life of the lease are:

Fiscal year ended December 31,
2012	$	$ 96,600
2013	$	$ 68,425

6.

Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

7.

Subsequent Events

Events subsequent to March 31, 2012 have been evaluated through August 27, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no other subsequent events to report.

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

GENERAL DESCRIPTION OF BUSINESS

Book Merge Technologies, Inc. operation is to develop, market and commercialize bulk bio-diesel fuel, home bio-diesel processors and increase capacity of the related waste vegetable oil and brown grease inceptor/grease trap cleaning and collection areas of BOOK MERGE. BOOK MERGE's mission is to create awareness and provide a cost-effective, high-quality alternative diesel fuel, create "green" jobs, reduce the environmental impact of fossil fuels and diminish US reliance on foreign oil.

With the closing of the acquisition BookMerge plans to secure sufficient capital to fund the operation of Extreme Biodiesel. Book Merge Technologies, Inc. dba Extreme Biodiesel (BOOK MERGE) was formed on October 19, 2007 as a Nevada corporation qualified to do business in California. BOOK MERGE was formed to develop market and commercialize bulk bio-diesel fuel, personal biodiesel processors and related products.

BOOK MERGE’s mission is to satisfy the biodiesel demand and eliminate US reliance on foreign oil, reduce the environmental impact of fossil fuels, avoid petroleum price volatility, create “green” jobs, reduce transportation costs for goods, and help create a self-sustaining fuel system in the USA.

BOOK MERGE currently has an existing fully licensed and permitted bio-diesel production facility in Corona, CA capable of producing up to 4,000 gallons and is plant is expandable to 20,000 gallons per day of bio-diesel fuel from virgin and waste vegetable oil. BOOK MERGE has completed IRS Fuel Tax registration requirements for fuel tax credits and rebates, obtained the difficult State of California Developmental Fuel Variance License, State of California Board of Equalization excise tax registration, State of California Department of Food and Agriculture Rendering and Transportation licenses along with city permitting and licensing for the large refinery and home processor sales. Final EPA RFS II registration for ASTM Certification is pending. The company currently employs five employees and two independent contractors.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $26,328 for the three months ended Mar. 31, 2012, compared with a net loss of $68,987 for the three months ended March 31, 2011.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Sept. 11, 2012

BookMerge Technologies, Inc.
Registrant

By:	/s/ Richard Carter
Richard Carter Chairman of the Board Chief Executive Officer