Form 10-K
period 2012-06-30
Book Merge Technology, Inc.
filed 2012-10-15
CIK 1440280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

As of October 15, 2012 there were 125,438,500 common shares par value $0.001 issued and outstanding.

INDEX

BOOKMERGE TECHNOLOGY INC.

PART I.

Cautionary Note

All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2012. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company began trading on May 17, 2010.

	High	Low
Quarter ended June 2010	0.51	0.11
Quarter ended Sept. 30, 2010	0.26	0.05
Quarter ended Dec. 31, 2010	0.50	0.03
Quarter ended March 31, 2011	0.18	0.08
Quarter ended June 30, 2011	0.22	0.06
Quarter ended Sept. 30, 2011	0.11	0.01
Quarter ended Dec. 31, 2011	0.04	0.01
Quarter ended March 31, 2012	0.03	0.00
Quarter ended June 30, 2012	0.01	0.00

The Company had approximately 112 shareholders of record as of October 1, 2012. The Company trades on the Pink sheets. The Company has never declared any dividends and has no intention to do so in the future. The Company has no authorized stock issuance or equity compensation plans.

There have been no transactions with related persons, other than the share acquisitions as described below, during the last fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

Summary of Financial Data

As of June 30, 2012

Revenues	$105,342

Operating Expenses	$379,080

Earnings (Loss)	$(310,753)

Total Assets	$674,149

Liabilities	$560,906

Shareholders’ Equity	$(113,243)

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

Results of Operations

The Company has earned minimal revenue to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $310,753 for the year ended June 30, 2012, as compared to a net loss of $498,071 for 2011.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company had a cash of $1,656 compared to cash of $6,110 as June 30, 2011.

For the most recent fiscal year, 2012, the Company incurred a loss in the amount of $310,753 and $498,071 for 2010. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure and  implementing its business plan. The Company anticipates that until these procedures are completed, it may continue to operate at a loss, depending upon the performance of the business.

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

For the year ended

June 30, 2012

John Kinross-Kennedy, C.P.A.
17848 Skypark Circle
Irvine, CA 92614-6401
(949) 955-2522. Fax (949)724-3817
jkinross@zamucen.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders

Extreme Green Technologies Inc.

Corona, California

I have audited the accompanying balance sheet of Extreme Green Technologies Inc. as of December 31, 2012 and 2011 and the related statements of operations, of stockholders’ equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Extreme Green Technologies Inc. as of December 31, 2012 and 2011  and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/ s / John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

October 12, 2012

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET

	June 30,	June 30,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,656	$6,110
Accounts Receivable	745	19,194
Inventory	23,299	25,757
Total Current Assets	25,700	51,061

Property plant and equipment,
net of accumulated depreciation	590,413	692,272

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036
Total Other Assets	58,036	58,036

TOTAL ASSETS	$674,149	$801,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$198,526	$162,759
Bank Line of Credit	72,925	74,329
Deferred Rent	5,455	5,455
Note Payable	3,500	-
Rental Deposit	5,000	-
Total Current Liabilities	285,406	242,543

Other Liabilities
Note Payable	95,000	95,000
Deferred Investments (Note 2)	116,000	104,000
Shareholder Loans	64,500	64,500
Total Other Liabilities	275,500	263,500

Total Liabilities	560,906	506,043

Stockholders' Equity
Common Stock, $0.001 par value, authorized 100,000 shares; Issued and outstanding: 104,238,500 as at June 30, 2011 125,438,500 as at June 30, 2012	125,439	104,239
Additional paid-in capital	1,969,688	1,890,888
Deficit	(1,981,884)	(1,699,801)
Total Stockholders' Equity	113,243	295,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$674,149	$801,369

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended and three months ended June 30, 2012 and 2011

	For the three months ended		For the year ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$12,297	$70,052	$105,342	$146,057

Cost of Sales exclusive of depreciation expense	3,951	49,573	37,015	132,070

Selling, General and Administrative Expenses
Advertising and Marketing	-	16,397	15,411	25,376
Occupancy Costs	18,218	56,494	67,974	138,488
Depreciation	25,465	25,465	101,859	101,059
Salaries and wages	2,001	48,351	123,874	128,661
Legal and professional fees	598	6,703	17,770	36,502
Other selling, general and administrative
Expenses	8,587	13,048	52,192	87,060
	54,869	166,458	379,080	517,146

Net Income before other income and expenses	(46,523)	(145,979)	(310,753)	(503,159)

Other Income and expenses
Other income	15,000	-	30,595	8,003
Interest expense	(1,925)	(977)	(1,925)	(2,915)
	13,075	(977)	28,670	5,088

Net Income, at 100%	$(33,448)	$(146,956)	$(282,083)	$(498,071)

Basic and dilutive earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	114,238,500	103,338,500	121,177,298	89,146,000

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 28, 2008 to June 30, 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
				(Restated)
Balances Feb. 28, 2008, (Incorporation)	-	$-	$-	$-	$-
Common stock issued: cash	70,000,000	70,000	(67,500)	-	2,500
Common stock for services	4,130,000	4,130	3,960	-	8,090
Net. Loss for the period	-	-	-	(55,100)	(55,100)
Balances, June 30, 2008	74,130,000	$74,130	$(63,540)	$(55,100)	$(44,510)

Common stock issued: cash	5,260,500	5,261	32,314	-	37,575
Net loss for the year	-	-	-	(26,506)	(26,506)
Balances, June 30, 2009	79,390,500	$79,391	$(31,226)	$(81,606)	$(33,441)

Common stock for services	700,000	700	4,300	-	5,000
Restatement of equity per reorganization	-	-	1,563,135	(743,303)	819,832
Net loss for the year	-	-	-	(376,821)	(376,821)
Balances, June 30, 2010	80,090,500	$80,091	$1,536,209	$(1,201,730)	$414,570

Common stock issued pursuant to plan of reorganization	16,550,000	16,550	(16,550)	-	-
Adjustments per reorganization	-	-	220,827	-	220,827
Shares issued in exchange	4,658,000	4,658	(4,658)	-	-
Sale of stock for cash	1,140,000	1,140	55,860	-	57,000
Adjustments per reorganization	-	-	11,000	-	11,000
Shares issued in exchange	1,800,000	1,800	88,200	-	90,000
Net loss for the year	-	-	-	(498,071)	(498,071)

Balances, June 30, 2011	104,238,500	$104,239	$1,890,888	$(1,699,801)	$295,326

Capital stock issued in settlement of debt	10,000,000	10,000	-	-	10,000
Common stock for services	11,200,000	11,200	78,800	-	90,000
Net loss for the year	-	-	-	(282,083)	(282,083)

Balances, June 30, 2012	125,438,500	$125,439	$1,969,688	$(1,981,884)	$113,243

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended June 30, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities
Net Income after taxes	$(282,083)	$(498,071)
Adjustments to reconcile net loss to net cash
used by operations:
Depreciation	101,859	101,059
Common stock issued for services	90,000	-
Change in operating assets and liabilities:
Accounts Receivable	18,449	(8,011)
Inventory	2,458	36,680
Accounts Payable and accrued expenses	35,767	45,529
Rental Deposits	5,000	-
Callable loans	3,500	-
Current portion, long term debt	-	(6,000)
Credit Cards	-	(46,495)
Deferred Rent	-	(3,766)
Deferred Payroll	-	(8,000)
Net Cash provided by Operating Activities	(25,050)	(387,075)
Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(12,000)
Proceeds (amortization) of deferred investments	-	(10,000)
Net Cash (used by) Investing Activities	-	(22,000)
Cash Flows from Financing Activities
Bank Line of Credit	(1,404)	24,364
Stock sold for cash	-	147,000
Proceeds of loans	12,000	-
Contributed Capital	-	231,827
Repayment and reclassification of long term debt	10,000	(9,291)
Proceeds of stockholders' loans	-	12,500
Net Cash (used by) Financing Activities	20,596	406,400
Net increase (decrease) in cash	(4,454)	(2,675)
Cash and cash equivalents, beginning of period	6,110	8,785

Cash and cash equivalents, end of period	$1,656	$6,110

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

Supplemental disclosure of Non Cash Activities
Reorganization adjustments	$231,827	$(22,000)
Acquisition of equipment	(12,000)	-
Common stock issued to retire debt	10,000	-
Common stock issued for services	90,000	-
	$319,827	$(22,000)

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the year ended

June 30, 2012

1.    Organization and Nature of Operations

Presentation

On October 7, 2010 the Company, as Book Merge Technology, Inc, (BMT), entered into a plan of reorganization with a private company, Extreme Green Technologies Inc. (EGT).  A reverse merger was effected on October 11, 2010, wherein BMT, was the surviving company and legal acquirer whereas EGT was the operating company.  Accordingly, operations of the entity for the year ended June 30,2012 and 2011 are reported as those of the original EGT, the operating company.  BMT subsequently changed its name to Extreme Green Technologies, Inc.

Organization

The Company F.K.A. Book Merge Technology, Inc. (BMT, the legal acquirer) was incorporated February 28, 2008 In the State of Nevada as Big West Environmental, Inc.  The Company intended to enter into the sale and distribution of solar PV panels.  The Company has devoted substantially all its efforts to business planning and development since inception.  The Company has realized no revenue from it s planned business purpose. After evaluation of current opportunities, the Company entered into an agreement with Extreme Green Technologies, Inc. (EGT, the operating company) on October 7, 2010 to enter the bio fuel industry.  Book Merge Technology, Inc. (BMT, the legal acquirer) changed its name to Extreme Green Technology Inc.

Extreme Green Technologies, Inc. (EGT, the operating company) was incorporated under the laws of the State of Nevada as Ryan Enterprises, Inc on December 23, 2003 for the purpose of developing, marketing and commercializing bio-diesel fuel, bio-diesel processors and related products.  In January 2008 the name was changed to Extreme Green Technologies, Inc. (“EGT”).  The Company has the relevant licenses for bio diesel production in California and is “doing business as “Extreme Biodiesel”.

Current Business of the Company

On January 1, 2008, the operating company, Extreme Green Technologies, Inc. (EGT), purchased an existing business, Extreme Biodiesel, which had, since 2004, been manufacturing home biodiesel processors.  In February, 2008 EGT moved to an 11,400 square foot building at 1560 Maple Street, Corona, California to set up a licensed bio diesel refinery and factory for refining diesel oil and manufacturing bio diesel processors.   A spike in fuel prices in 2008 created a demand for EGT’s processors that propelled processor sales in that year to $885,825.  The refinery at the outset was able to produce 2,000 gallons per day and is being expanded.

On October 7, 2010 EGT entered into a Plan of Reorganization with BookMerge Technology Inc. (BMT) for a stock swap (2 EGT for 1 BMT), resulting in Book Merge (BMT) acquiring a 51% controlling interest in EGT on October 11, 2010.  Stock swaps continued until BMT acquired 100% by March 31, 2011. The effect was a reverse merger, wherein BookMerge,  is the surviving company and legal acquirer whereas EGT, (the operating company), is the accounting acquirer.  Operations of the entity are reported as those of EGT.  EGT became a subsidiary of BookMerge. BookMerge subsequently changed its name to Extreme Green Technologies, Inc. on August 12, 2011.

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

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and 2011.

June 30, 2012

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Note Receivable	$40,000	$-	$-	$40,000
Deposits	18,036	-	-	18,036
	$58,036	$-	$-	$58,036
Liabilities

Bank Line of Credit	-	72,925	-	72,925
Notes Payable	-	119,500	-	119,500
Notes Payable	-	95,000	-	95,000
Stockholder Loans	-	64,500	-	64,500
	$-	$351,925	$-	$351,925

June 30, 2011

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Note Receivable	$40,000	$-	$-	$40,000
Deposits	18,036	-	-	18,036
	$58,036	$-	$-	$58,036
Liabilities

Bank Line of Credit	$74,329	$-	$-	$74,329
Notes Payable	15,291	-	-	15,291
Notes Payable	-	209,000	-	209,000
Stockholder Loans	-	64,500	-	64,500
	$89,620	$273,500	$-	$363,120

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

The Company was not trading as at June 30, 2012 and there is no public market for its stock.  Stock value based on book value or discounted net asset value is not considered reliable.  The Company will therefore adopt the most reliable indication of stock value: quantum meruit, i.e. the value of assets purchased and services rendered, based on cost, industry average rates and services contribution.

Recent Accounting Pronouncements

On June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was limited sales activity the year ended June 30, 2012.  The company experienced a loss of $282,083 in the year ended June 30, 2012, (2011: $498,071).  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The Company has potentially dilutive securities outstanding as of June 30, 2012 in the form of convertible debt.  However the conversion would be anti dilutive, since the Company is in a loss position, and was therefore not considered in the calculation of earnings per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended June 30, 2012 and 2011:

Numerator:	2012	2011

Basic and diluted net loss per share:
Net Loss	$(282,083)	$(498,071)

Denominator

Basic and diluted weighted average number of shares outstanding	121,177,298	89,146,000

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.01)

Notes Receivable	2012	2011
	$40,000	$40,000

An advance of $40,000 on March 18, 2009 to Superior Service Recycling was made in a preliminary agreement to purchase Superior’s business.  This business provides EGT with used vegetable oil for bio-diesel production.  It is owned by Scott Brown, a stockholder and Technical Director of EGT. The Board of Directors has stated the intention of completing the transaction. The advance carries no interest or terms of repayment. The expiration the agreement to purchase Superior's business is December 31, 2012. In the event that Superior is not purchased, the note will become due and payable January 1, 2013. There is no collateral underlying the note receivable.

Property, Plant and Equipment

	June 30,
	2012	2011

Refinery	$857,025	$857,025
Leasehold Improvements	31,885	31,885
Vehicles	52,935	52,935
Furniture and fixtures	3,422	3,422
	945,267	945,267
Accumulated depreciation	(354,854)	(252,995)

Property, plant and equipment, net	$590,413	$692,272

Depreciation	$101,859	$101,089

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

Notes Payable (Current Liability)

	June 30,
	2012	2011
a. Note Payable: Hayden	$116,000	$0
b. Note Payable: Bonnet	3,500	0
	$119,500	$0

a.

Note Payable: Hayden

June 30,
2012	2011

$116,000	$114,000	(As an “Other Liability”)

On February 25, 2010 the Company signed an investment agreement with two individuals, Steve Hayden III and Steve Hayden IV.  The Company issued an irrevocable promissory note for $100,000 for which an initial deposit was received and subsequent payments of $75,000, which were completed June 9, 2010.  Further advances of $26,000 were made. The note bears zero percent interest and was to mature March 19, 2011.  In the event of default the note is convertible into common stock at par value at the option of the lenders.

The note was defaulted upon March 19, 2011.  The lenders exercised the option to convert $10,000 of the debt to common stock at par value on September 1, 2011.  The note is classified as a current liability.

The investment agreement specified that the lenders were to receive 24% of Net Profit over 24 months beginning June 30, 2010, typed as royalty.  Net Profit was defined as fuel sales less oil, delivery and processing costs, and taxes.  The minimum return was specified as $200,000.  No royalty payments became payable under the agreement.  The agreement was cancelled by mutual consent on April 1, 2012, eliminating the royalty.  The conversion feature of the promissory note was not altered.

b.

Note Payable:  Bonnet

A $3,500 cash loan was received from an individual, Don Bonnet, on June 20, 2012 at zero percent interest for working capital.  The terms were not specified.  The loan is  assumed callable and classified as a current liability.

Bank Line of Credit

June 30,
2012	2011

$72,295	$74,329

The line of credit is funded by Bank of the West, carries interest at 4.75% and is payable upon demand. The interest rate is variable based on Bank of the West prime rate.

Note Payable

June 30,
2012	2011

$95,000	$95,000

On November 11, 2009 the Company entered into a stock purchase agreement with Envirotek  as bio-diesel.  Under the agreement, Envirotek was to acquire 51% of EGT stock, and to loan EGT $250,000 in stages. In November 2009 Envirotek advanced EGT $65,000 and afurther 30,000 from January 28 to March 3rd 2010 under promissory notes.  The $65,000 note carries no interest,  requires no payments  and matures January 20, 2013.  On April 26, 2010 The Board of Directors rescinded the agreement with Envirotek Inc. This effectively ended the business relationship between the two companies.  Envirotek subsequently ceased operations.  The advances were classified as a non current liability pending renewed communication with Envirotek.

Stockholder Loans

	June 30,
	2012	2011
Robert Neuberger	$50,000	$50,000
Joseph Spadafore	8,500	8,500
Ryan Spadafore	6,000	6,000
	$64,500	$64,500

Stockholder loans carry no interest, have no terms of repayment, and are non callable.

Repayment is discretionary.  Robert Neuberger and Joseph Spadafore are officers of the Company.

3.         Provision for Income Tax

No provision was made for federal income tax for the year ended June 30, 2012, since the Company had significant net operating loss. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes as of June 30, is approximately $ 1,480,000 The net operating losses will expire in 2027 through 2032 unless utilized beforehand.

The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

The components of the net deferred tax asset are summarized below:

	June 30,
	2012	2011
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-%	-%

	June 30,
	2012	2011
Deferred tax asset – net operating loss	$480,800	$480,000
Less valuation allowance	(480,800)	(480,000)
Net deferred tax asset	$0	$0

4.    Sub Lease

On December 31, 2011 the Company leased up to 50% of its premises for storage and parking at $5,000 per month to a company engaged in the business of collecting waste vegetable oil used in diesel manufacture.

5.    Related Party Transactions

On September 1, 2012 the Company converted $10,000 of a stockholder’s debt to stock by the issue of 10,000,000 shares of common stock in accordance with the financial instrument.

On September 21, 2012 the Company issued 2,200,000 shares to two officers of the Company, Joseph Spadafore and Richard Carter, for unpaid salary.

6.    Capital Structure

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

As at June 30, 2011 the Company was authorized to issue 200,000,000 common shares, of which   104,238,500 were issued and outstanding.

On September 1, 2011 the Company issued 10,000,000 shares of common stock at par value in conversion of debt of $10,000.

On September 21, 2011 the Company issued 11,200,000 shares of common stock for services of two officers of the company.  An expense of $90,000 was recorded based on the fair market value of services rendered.

As at June 30, 2012 the Company was authorized to issue 200,000,000 common shares, of which   125,438,500 were issued and outstanding, (104,238,500 as at June 30, 2011).

7.    Commitments and Contingencies

The Company entered into a three year lease for an office and manufacturing building in Corona, California on February 15, 2008 at the rate of $8,050 per month.  The lease was extended for a further five years at the rate of $6,000 per month. Future lease commitments over the life of the lease are:

Fiscal year ended June 30:
	2013	$72,000
	2014	72,000
	2015	72,000
	2016	42,000
		$267,000

8.     Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

 9.    Subsequent Events

 Events subsequent to June 30, 2012 have been evaluated through October 12, 2012, the date   these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

On October 5, 2012 the Company issued 12,000,000 shares of common stock in conversion of $12,000 of debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our Principal Executive Officer, Principal Financial and Accounting Officer, Richard Carter’s assessment, management concluded that our internal control over financial reporting as of June 30, 2012 was not effective.   This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”   This material weakness has existed since at least June 2010.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B . OTHER INFORMATION.

None

PART III

ITEM 10 . DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BookMerge Technologies Inc.’s executive officer and director and his respective age as of June 30, 2011 are as follows:

Directors:

Name of Director	Age
Richard Carter	48	Director
Joe Spadafore	54	Director

Executive Officers:

Name of Officer	Age	Office
Richard Carter	48	President, CEO
Joe Spadafore	54	Secretary Treasurer

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Richard Carter, Esq.,	2012	44,250	-	-	-	-	-	-	44,250
President, CEO and Director	2011	44,250	-	-	-	-	-	-	44,250
Joe Spadafore	2012	44,250	-	-	-	-	-	-	44,250
	2011	44,250	-	-	-	-	-	-	44,250

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended June 30, 2011. We have also not granted any stock options to the executive officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to BookMerge Technology Inc. to own more than 5% of the outstanding common stock as of June 30, 2012, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

The Employment Agreements for Richard Carter and Jospeh Spadafore are NOT related to the Purchase Agreement. The agreements are the original Employment Agreements between Extreme Green and Richard Carter/Jospeh Spadafore. The agreements were previously disclosed in the original and modified 8-K. The agreements attached to be filed again as an exhibit.

On November 29, 2010 the Board of Directors and majority of stockholders unanimously voted to proceed with the 2/1 Bookmerge for Extreme Green Stock Exchange. Written consent was obtained from all Extreme Green shareholders pursuant to the 11/29/11 Share Exchange Agreement attached as Exhibit 99.1 as referenced above.

On February 25, 2010 the Company signed an investment agreement with two individuals, Steve Hayden III and Steve Hayden IV.  The Company issued an irrevocable promissory note for $100,000 for which an initial deposit was received and subsequent payments of $75,000, which were completed June 9, 2010.  Further advances of $26,000 were made. The note bears zero percent interest and was to mature March 19, 2011.  In the event of default the note is convertible into common stock at par value at the option of the lenders.

The note was defaulted upon March 19, 2011.  The lenders exercised the option to convert $10,000 of the debt to common stock at par value on September 1, 2011.  The note is classified as a current liability.

The investment agreement specified that the lenders were to receive 24% of Net Profit over 24 months beginning June 30, 2010, typed as royalty.  Net Profit was defined as fuel sales less oil, delivery and processing costs, and taxes.  The minimum return was specified as $200,000.  No royalty payments became payable under the agreement.  The agreement was cancelled by mutual consent on April 1, 2012, eliminating the royalty.  The conversion feature of the promissory note was not altered.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the year ended June 30, 2012 the Company incurred audit and audit related fees of $6,300.  There were no tax services or non-audit services provided by the auditor.

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

Date: October 15, 2012