Form 10-Q
period 2012-09-30
Book Merge Technology, Inc.
filed 2012-11-19
CIK 1440280

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-152837

Extreme Biodiesel, Inc.

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

Yes      . No   X  .

As of September 30, 2012, the issuer had 125,438,500 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

EXTREME BIODIESEL, INC.

FINANCIAL STATEMENTS
(EXTREME)

For the three months ended

Sept. 30, 2012

John Kinross-Kennedy, C.P.A.
17848 Skypark Circle
Irvine, CA 92614-6401
(949) 955-2522. Fax (949)724-3817
jkinross@zamucen.com

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,105	$1,656
Accounts Receivable	5,245	745
Inventory	23,299	23,299
Total Current Assets	30,649	25,700

Property plant and equipment, net of accumulated depreciation
	564,949	590,413

Other Assets
Notes Receivable	40,000	40,000
Deposits	18,036	18,036
Total Other Assets	58,036	58,036

TOTAL ASSETS	$653,634	$674,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$198,794	$198,526
Bank Line of Credit	73,497	72,925
Deferred Rent	5,455	5,455
Notes Payable	125,700	119,500
Rental Deposit	5,000	5,000
Total Current Liabilities	408,446	401,406

Other Liabilities
Note Payable	95,000	95,000
Deferred Investments (Note 2)	-	-
Shareholder Loans	64,500	64,500
Total Other Liabilities	159,500	159,500

Total Liabilities	567,946	560,906

Stockholders' Equity
Common Stock, $0.001 par value, authorized 100,000 shares; Issued and outstanding: 125,438,500 as at June 30, 2012 125,438,500 as at September 30, 2012

	125,439	125,439
Additional paid-in capital	1,969,688	1,969,688
Deficit	(2,009,439)	(1,981,884)
Total Stockholders' Equity	85,688	113,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$653,634	$674,149

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended September 30, 2012 and 2011

	For the three months ended
	September 30,
	2012	2011

Revenues	$32,924	$64,695

Cost of Sales exclusive of depreciation expense	6,346	32,980

Selling, General and Administrative Expenses
Advertising and Marketing	-	15,292
Occupancy Costs	17,046	18,216
Depreciation	25,465	25,465
Salaries and wages	4,153	20,107
Legal and professional fees	284	8,257
Other selling, general and administrative Expenses	6,613	11,522

	53,561	98,859
Net Income before other income and expenses	(26,983)	(67,144)

Other Income and expenses
Other income		105
Interest expense	(572)	(1,349)
	(572)	(1,244)

Net Income, at 100%	$(27,555)	$(68,388)

Basic and dilutive earnings per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	125,438,500	107,391,000

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 28, 2008 to September 30, 2012
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
				(Restated)
Balances Feb. 28, 2008, (Incorporation)	-	-	-	-	-
Common stock issued: cash	70,000,000	70,000	(67,500)	-	2,500
Common stock for services	4,130,000	4,130	3,960	-	8,090
Net. Loss for the period	-	-	-	(55,100)	(55,100)
Balances, June 30, 2008	74,130,000	74,130	(63,540)	(55,100)	(44,510)

Common stock issued: cash	5,260,500	5,261	32,314	-	37,575
Net loss for the year	-	-	-	(26,506)	(26,506)
Balances, June 30, 2009	79,390,500	79,391	(31,226)	(81,606)	(33,441)

Common stock for services	700,000	700	4,300	-	5,000
Restatement of equity per reorganization	-	-	1,563,135	(743,303)	819,832
Net loss for the year	-	-	-	(376,821)	(376,821)
Balances, June 30, 2010	80,090,500	80,091	1,536,209	(1,201,730)	414,570

Common stock issued pursuant to plan of reorganization	16,550,000	16,550	(16,550)	-	-
Adjustments per reorganization	-	-	220,827	-	220,827
Shares issued in exchange	4,658,000	4,658	(4,658)	-	-
Sale of stock for cash	1,140,000	1,140	55,860	-	57,000
Adjustments per reorganization	-	-	11,000	-	11,000
Shares issued in exchange	1,800,000	1,800	88,200	-	90,000
Net loss for the year	-	-	-	(498,071)	(498,071)

Balances, June 30, 2011	104,238,500	104,239	1,890,888	(1,699,801)	295,326

Capital stock issued in settlement of debt	10,000,000	10,000	-	-	10,000
Common stock for services	11,200,000	11,200	78,800	-	90,000
Net loss for the year	-	-	-	(282,083)	(282,083)
Balances, June 30, 2012	125,438,500	125,439	1,969,688	(1,981,884)	113,243

Net loss for the three months	-	-	-	(27,555)	(27,555)
Balances, Sep. 30, 2012	125,438,500	125,439	1,969,688	(2,009,439)	85,688

EXTREME GREEN TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended September 30, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities
Net Income after taxes	$(27,555)	$(68,388)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	25,465	25,465
Accrued interest	572	-
Change in operating assets and liabilities:
Accounts Receivable	(4,500)	(109)
Inventory	-	10,730
Accounts Payable and accrued expenses	267	18,559
Net Cash provided by Operating Activities	(5,751)	(13,743)
Cash Flows from Investing Activities
Proceeds (amortization) of deferred investments	-	15,000
Net Cash (used by) Investing Activities	-	15,000
Cash Flows from Financing Activities
Bank Line of Credit		(3,932)
Proceeds of loans	6,200	-
Net Cash (used by) Financing Activities	6,200	(3,932)
Net increase (decrease) in cash	449	(2,675)
Cash and cash equivalents, beginning of period	1,656	8,785

Cash and cash equivalents, end of period	$2,105	$6,110

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

Extreme Green Technologies Inc.

(F.K.A. Book Merge Technologies Inc.)

Notes to Financial Statements

For the year ended

September 30, 2012

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

2.    Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting.   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information  and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10K. The results of the three month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending June 30, 2013.

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

The Company has classified its assets and liabilities into these levels depending upon the data relied upon to determine the fair values.  The following fair value hierarchy table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011.

September 30, 2012

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	December31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Note Receivable	$ 40,000	$ -	$ -	$ 40,000
Deposits	18,036	-	-	18,036
	$ 58,036	$ -	$ -	$ 58,036
Liabilities

Bank Line of Credit	$ -	$ 72,925	$ -	$ 72,925
Notes Payable	-	125,700	-	125,700
Note Payable	-	95,000	-	95,000
Stockholder Loans	-	64,500	-	64,500
	$ -	$ 358,125	$ -	$ 358,125

September 30, 2011

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	December31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Note Receivable	$ 40,000	$ -	$ -	$ 40,000
Deposits	18,036	-	-	18,036
	$ 58,036	$ -	$ -	$ 58,036
Liabilities

Bank Line of Credit	$ 70,398	$ -	$ -	$ 70,398
Note Payable	95,000	-	-	95,000
Deferred Investments	-	109,000	-	109,000
Stockholder Loans	-	64,500	-	64,500
	$ 165,398	$ 173,500	$ -	$ 388,898

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

The Company was not trading as at September 30, 2012 and there is no public market for its stock.  Stock value based on book value or discounted net asset value is not considered reliable.  The Company will therefore adopt the most reliable indication of stock value: quantum meruit, i.e. the value of assets purchased and services rendered, based on cost, industry average rates and services contribution.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was limited sales activity the year ended June 30, 2012 and the three months ended September 30, 2012.  The company experienced a loss of $282,083 in the year ended June 30, 2012, (2011: $498,071) and $27,555 in the three months ended September 30, 2012, (2011: 68,388).  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2012 and 2011:

Numerator:	2012	2011

Basic and diluted net loss per share:
Net Loss	$(27,555)	$(68,388)

Denominator

Basic and diluted weighted average number of shares outstanding	125,438,500	107,391,000

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.01)

Notes Receivable	2012	2011
	$40,000	$40,000

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

Property, Plant and Equipment

	September 30,
	2012	2011

Refinery	$857,025	$857,025
Leasehold Improvements	31,885	31,885
Vehicles	52,935	52,935
Furniture and fixtures	3,422	3,422
	945,267	945,267
Accumulated depreciation	(380,318)	(278,460)

Property, plant and equipment, net	$564,949	$666,807

Depreciation, 3 months Sep. 30,2012	$25,465	$25,465

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

Notes Payable (Current Liability)

	September 30,
	2012	2011
a. Note Payable: Hayden	$116,000	$109,000
b. Note Payable: Bonnet	9,700	0
	$125,700	$109,000

a.

 Note Payable: Hayden

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

b.

 Note Payable:  Bonnet

A $3,500 cash loan was received from an individual, Don Bonnet, on June 20, 2012 at zero percent interest for working capital. Further advances totalling $6,200 were made in the three months ended September 30, 2012, raising the total to $9,700.  The terms were not specified.  The loan is  assumed callable and classified as a current liability.

Bank Line of Credit

September 30,
2012	2011

$73,497	$70,398

The line of credit is funded by Bank of the West, carries interest currently at 3.25% and is payable upon demand. The interest rate is variable based on Bank of the West prime rate.

Note Payable

September 30,
2012	2011

$95,000	$95,000

On November 11, 2009 the Company entered into a stock purchase agreement with Envirotek, wherein Envirotek was to acquire 51% of EGT stock, and was to loan EGT $250,000 in stages. In November 2009 Envirotek advanced EGT $65,000 and a further 30,000 from January 28 to March 3rd 2010 under promissory notes.  The $65,000 note carries no interest,  requires no payments  and matures January 20, 2013.  On April 26, 2010 The Board of Directors rescinded the agreement with Envirotek Inc. This effectively ended the business relationship between the two companies.  Envirotek subsequently ceased operations.  The advances were classified as a non current liability pending renewed communication with Envirotek.

Stockholder Loans

	September 30,
	2012	2011
Robert Neuberger	$50,000	$50,000
Joseph Spadafore	8,500	8,500
Ryan Spadafore	6,000	6,000
	$64,500	$64,500

Stockholder loans carry no interest, have no terms of repayment, and are non callable.

Repayment is discretionary.  Robert Neuberger and Joseph Spadafore are officers of the Company.

3.

Provision for Income Tax

No provision was made for federal income tax for the three months ended September 30, 2012, since the Company had significant net operating loss. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes as of September 30, is approximately $ 1,507,000 The net operating losses will expire in 2027 through 2032 unless utilized beforehand.

The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

The components of the net deferred tax asset are summarized below:

	September 30,
	2012	2011
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-%	-%

	September 30,
	2012	2011
Deferred tax asset – (from net operating loss)	$573,700	$501,300
Less valuation allowance	(573,700)	(501,300)
Net deferred tax asset	$0	$0
Increase in allowance in the 3 months ended September 30, 2012	$8,300

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

6.

Capital Structure

Common Stock

There were no stock transactions in the three months ended September 30, 2012.

As at September 30, 2012 the Company was authorized to issue 200,000,000 common shares, of which   125,438,500 were issued and outstanding.

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

9.

Subsequent Events

Events subsequent to September 30, 2012 have been evaluated through November 17, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

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

GENERAL DESCRIPTION OF BUSINESS

Extreme Biodiesel, Inc. operation is to develop, market and commercialize bulk bio-diesel fuel, home bio-diesel processors and increase capacity of the related waste vegetable oil and brown grease inceptor/grease trap cleaning and collection areas of Extreme Biodiesel. Extreme's mission is to create awareness and provide a cost-effective, high-quality alternative diesel fuel, create "green" jobs, reduce the environmental impact of fossil fuels and diminish US reliance on foreign oil.

Extreme Biodiesel was formed on October 19, 2007 as a Nevada corporation qualified to do business in California. Extreme Biodiesel was formed to develop market and commercialize bulk bio-diesel fuel, personal biodiesel processors and related products.

Extreme Biodiesel’s mission is to satisfy the biodiesel demand and eliminate US reliance on foreign oil, reduce the environmental impact of fossil fuels, avoid petroleum price volatility, create “green” jobs, reduce transportation costs for goods, and help create a self-sustaining fuel system in the USA.

Extreme Biodiesel currently has an existing fully licensed and permitted bio-diesel production facility in Corona, CA capable of producing up to 4,000 gallons and is plant is expandable to 20,000 gallons per day of bio-diesel fuel from virgin and waste vegetable oil. Extreme Biodiesel has completed IRS Fuel Tax registration requirements for fuel tax credits and rebates, obtained the difficult State of California Developmental Fuel Variance License, State of California Board of Equalization excise tax registration, State of California Department of Food and Agriculture Rendering and Transportation licenses along with city permitting and licensing for the large refinery and home processor sales. Final EPA RFS II registration for ASTM Certification is pending. The company currently employs five employees and two independent contractors.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $27,555 for the three months ended September 30, 2012, compared with a net loss of $68,388 for the three months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on June 30, 2012 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

As of September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective for our corporate reporting as of the end of the period covered by this Quarterly Report.   Accounting professionals have been added to address the weaknesses addressed in the Dec. 31, 2010 Form 10Q.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form10K filed October 15, 2012.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 19, 2012

Extreme Biodiesel, Inc.
Registrant

By: /s/ Richard Carter
Richard Carter Chairman of the Board Chief Executive Officer